Form 10-Q
period 2008-08-31
Michael Lambert, Inc.
filed 2008-10-15
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-146517

MICHAEL LAMBERT, INC.
(Name of registrant in its charter)

Nevada	2300	20-3107499
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification
organization)	Classification	No.)
Code Number)

121 Interpark Blvd., Suite 1204
San Antonio, Texas 78216
(Address of principal executive offices)

(210) 490-8383
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☒

The number of shares outstanding of each of the issuer’s classes of equity as of October 14, 2008 is 3,864,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL LAMBERT, INC.
BALANCE SHEETS
 (Unaudited)

	August 31, 2008	November 30, 2007

CURRENT ASSETS
Cash	$419	$864
Accounts receivable	438	437
Accounts receivable – related party	3,430	3,732
Inventory	1,293	-
TOTAL ASSETS	$5,580	$5,033

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$14,582	$-
Accrued liabilities	2,946	2,390
Bank credit line payable	16,200	14,301
Related party debt	34,104	-
Short-term debt, net of discount of $7,529 and $9,849	2,471	151
Total current liabilities	70,303	16,842
Long Term Debt	-	13,000
TOTAL LIABILITIES	70,303	29,842

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value,
10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value,
140,000,000 shares authorized
3,864,500 and 3,564,500 shares issued and outstanding	3,864	3,564
Additional paid-in-capital	2,814,606	2,662,683
Accumulated deficit	(2,883,193)	(2,691,056)
TOTAL STOCKHOLDERS’ DEFICIT	(64,723)	(24,809)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$5,580	$5,033

See notes to financial statements.

MICHAEL LAMBERT, INC.
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
		(restated)		(restated)
Sales revenue	$1,561	$3,356	$5,413	$16,996

Cost of revenue	270	6,029	6,303	10,311

General and administrative expenses	22,233	68,197	186,458	778,530

Interest expense	1,754	193	4,788	2,905

Net loss	$(22,696)	$(71,063)	$(192,136)	$(774,750)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.22)

Weighted average shares outstanding	3,864,500	3,463,652	3,807,955	3,461,621

See notes to financial statements.

MICHAEL LAMBERT, INC.
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended	Nine Months Ended
	August 31, 2008	August 31, 2007 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(192,136)	$(774,750)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed Rent Expense	299	1,350
Shares issued for services	150,000	145,000
Warrant expense	-	615,915
Imputed interest on debt	1,604	940
Amortization of discount on short term debt	2,320	10,000
Changes in:
Accounts Receivable Inventory	301 (1,293)	- -
Accounts payable and accrued liabilities	15,468	(7,919)

NET CASH USED IN OPERATING ACTIVITIES	(23,437)	(9,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	23,942	5,000
Principal payments on loans from stockholders	(950)	-
Proceeds from sale of common stock	-	4,000

NET CASH PROVIDED BY FINANCING
ACTIVITIES	22,992	9,000

NET CHANGE IN CASH	(445)	(464)
Cash balance, beginning of period	864	1,760

Cash balance, end of period	$419	$1,296

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

MICHAEL LAMBERT, INC.
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Michael Lambert, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Registration Statement filed with the SEC on Form S-1/A.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form S-1/A have been omitted.

NOTE 2 - GOING CONCERN

As indicated in the accompanying financial statements, MLI had minimal operations and a working capital deficit as of August 31, 2008. These conditions raise substantial doubt as to MLI's ability to continue as a going concern.  Management is trying to raise additional capital through sales of MLI’s common stock and is seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if MLI is unable to continue as a going concern.

NOTE 3 – RESTATEMENTS

In July 2008, management discovered the following errors:

Fiscal 2007

In fiscal 2007, 1,400,000 warrants were granted for services and 435,000 warrants previously granted for services in fiscal 2005 were canceled. The 965,000 net warrants in fiscal 2007 were valued at $422,656 due to an improper reduction of expense for the 435,000 warrants canceled. The 1,400,000 warrants granted have a fair value of $615,915 and the 435,000 canceled shares have zero value. General and administrative expense, additional paid in capital and net loss were understated by $193,259.

In fiscal 2007, 290,000 shares were issued for services and 190,000 shares previously issued for services in prior years were canceled. The 100,000 net shares in fiscal 2007 were valued at $50,000 due to an improper reduction of expense for the 190,000 shares canceled. The 290,000 shares issued have a fair value of $145,000 and the 190,000 canceled shares have zero value. General and administrative expense, additional paid in capital and net loss were understated by $95,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

In November 2007, MLI entered into a revolving credit note agreement with BFP Texas, Ltd. that allows MLI to borrow a maximum of $10,000 on demand.   On August 15, 2008, the maximum amount available for MLI to borrow was increased to $35,000, and the date upon which any outstanding balances must be repaid was extended to December 31, 2009.  As of August 31, 2008, MLI had borrowed $17,042 under the agreement, and approximately $18,000 was available to the Company.  The outstanding balance of this line of credit accrues interest at 0%, however interest is imputed at 10%.  BFP Texas, Ltd. is a Texas limited partnership which is controlled by MLI’s CFO, Carey G. Birmingham.

NOTE 5 - CAPITAL STOCK

In December 2007, MLI appointed Carey G. Birmingham as Chief Financial Officer.  In connection with this appointment, the Board of Directors approved the issuance of 250,000 shares of MLI’s stock to Mr. Birmingham, for an expense of $125,000, or $.50 per share.

In February 2008, MLI entered into a transfer agent agreement and agreed to issue 50,000 shares of MLI’s stock valued at $.50/share for an expense of $25,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MICHAEL LAMBERT, INC. ("THE COMPANY", "MLI", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2008.

DESCRIPTION OF BUSINESS

History

Michael Lambert, Inc. was incorporated in Nevada on November 2, 2005.  We are the successor entity to Robert Kremer D/B/A Michael Lambert, a sole proprietorship that was formed on July 1, 2005 (“Kremer”).  On November 2, 2005, all of the assets and liabilities of Kremer were transferred to us in exchange for 1,000,000 shares of common stock issued to our Chief Executive Officer and President, Robert Kremer.  Unless otherwise stated, references to the Company herein, include the operations and prior transactions of Kremer.  On January 3, 2006, we filed a correction to our Articles of Incorporation with the Secretary of State of Nevada, which included the designation of our Preferred Stock and indemnification provisions (both described below), which were mistakenly left out of our previous November 2, 2005 filing (the “Correction”).  All disclosure contained herein takes into account the Correction.

We are a company which manufactures handbags and plans to manufacture clothing accessories in the future, funding permitting. We plan to design our products to appeal to a broad market segment because of the unique design focus of our proposed brands.  We produced only 603 handbags from inception to October 14, 2008 and no other clothing accessories.  We currently only sell our products under the brand “Michael Lambert” and currently only sell our products at two independently owned clothing stores in the San Antonio, Texas area to date; however in the future, we plan to sell our products directly to consumers over the Internet, through our website, www.michael-lambert.com, which includes information we do no wish to be incorporated by reference into this filing and on the website WatchNBuy.com, through our agreement with 2BC, Inc., described below.   We manufacture the handbags, which are hand-sewn by a third party, Fuerza Unida, in San Antonio, Texas.

In April 2008, we entered into an agreement with 2BC, Inc., the owners of the WatchNBuy.com website, which calls for them to receive a 20% commission on all products sold through their website.

Additionally, in the future, funding permitting, we plan to operate through different brands, with different pricing of our products associated with the differing brands.  For instance, some brands will be more expensive and be made of higher quality fabrics and some brands will have a much lower price point.  As a result, we believe that our products will be able to apply to a broad range of buyers.

We plan to market our products and brands as an alternative to the existing lines of other handbag and clothing accessories companies. We plan to develop brand awareness by employing and integrating design and quality with marketing, packaging, promotion, advertising and logistics.

In the future, funding permitting, our management currently anticipates employing a promotional plan that may include celebrity endorsements by actors, musicians, athletes and others who are in the very early stages of their careers. We also plan to actively support selective events and organizations that are relevant to women’s issues, funding permitting.  In addition, we plan to take an active role promoting MLI brands through the sponsorship of sports for women, and support academic programs for women, particularly in the areas of design.  We intend to raise funding for our future marketing efforts by selling debt and/or equity securities in the future, of which there can be no assurance.

While we are currently solely focused on the design, manufacture and sale of handbags, our future plans may include the design, manufacture and sale of other lifestyle products such as belts, pillows and scarves using discontinued fabric samples, funding permitting, if our management determines the sale of such items are in our best interests.

The Internet is a critical component of our plans for advertising and future growth.  It is our hope that our website will promote our planned brands, generate sales revenues, and support retailers who we hope will sell our products in the future.  We currently have two independently owned retailers in San Antonio, Texas, which sell our products.

On August 29, 2005, we entered into a Name & Trademark License Agreement (“Trademark Agreement”) with KBK, Inc., which is controlled by our Chief Executive Officer and President, Robert Kremer.  The agreement allows KBK to use our trademark for the term, “Michael Lambert Inc.,” (the “MLI Trademark”), in connection with the manufacture, sale and distribution of decorative fabrics and furniture within the United States.  We have a trademark, registered with the State of Texas for the service mark “ML Michael Lambert,” as described below under “Trademarks, Patents and Copyrights.”

The agreement is effective for one year and renewable for successive one year periods at the mutual agreement of both parties, and was renewed for an additional one-year term on August 29, 2006, 2007 and 2008.  KBK is required to pay us a 5% royalty on the sale of any products that contain the MLI Trademark.  The rights associated with the Trademark Agreement are non-exclusive; however, they are not able to be transferred except with the Company’s prior written consent. The Trademark Agreement may be terminated by us at any time without cause upon thirty (30) days written notice to KBK.  The Company currently has no trademarks, but has contacted an attorney and plans to register a trademark for the term “Michael Lambert Inc.,” in the State of Texas subsequent to the date of this Report.

Critical Accounting Policies:

Revenue Recognition- The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered, the sales price is fixed or determinable and collectibility is reasonably assured.

Accounts Receivable – Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with customers. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Income Taxes- The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock Compensation - The Company accounts for its employee stock option plans under the provisions of SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.”  The Company accounts for the fair value of equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services.” The Company measures non-employee awards on the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a "performance commitment"); or the date at which the counterparty's performance is complete.  When there is no performance commitment and the award is immediately vested and non-forfeitable, the awards are measured and recognized at the date the contract is entered into.

The Company periodically issues shares of common stock to non-employees in exchange for services provided.  The value of the shares is equal to quoted market price on either the date an agreement to issue the shares is signed or the date the director approves the issuance.  In periods where no quoted market price exists, the Company estimates the fair value of the award using the last cash sale of common stock.  The Company records the value of the shares as an expense.

Beneficial Conversion Feature - The convertible feature of certain of the Company’s convertible notes provided for a rate of conversion that was below market value (see Note 4).  Such feature is normally characterized as a beneficial conversion feature.  Pursuant to Emerging Issues Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” the estimated relative fair value of the BCF was recorded as a discount from the face amount of the convertible note.  The Company uses the Black-Scholes method to calculate the intrinsic value of the convertible instrument and amortizes the discount using the effective interest method through the conversion or maturity date of such instrument.

The following discussion should be read in conjunction with our financial statements.

Plan of Operations For The Next Twelve Months:

Initially, we plan to use consultants to support our planned advertising and promotion campaigns.  We plan to have our staff, which we plan to hire in the future, funding permitting, but which we do not currently have any immediate plans to hire, appear with products and demonstrate their designs.   In addition, we have recently entered into an agreement with WatchNbuy.com, a new promotional and marketing website which features short videos of our products being used and displayed, while allowing the viewer to click on our product and purchase it through WatchNbuy.com. Our agreement with 2BC, Inc., the owners of the WatchNBuy.com website, calls for them to receive a 20% commission on all products sold through their website.  Additionally, we plan to promote the fact that our products are hand sewn in San Antonio, Texas by minority women who operate their own sewing cooperative called Fuerza Unida.  The Company is committed to continue our Made In America production as long as we are assured of quality and timely results. We do not currently have an agreement in place with Fuerza Unida, who is an independent contractor.

We also plan to eventually sign athletes, actors, musicians, and models in the very early stages of their careers, funding permitting, to help market our products, with the hope that if such athletes, actors, musicians and models become successful, our products and advertising will get more exposure. Signing female athletes and actively supporting sports for women will be part of our marketing plan as well, funding permitting. Additionally, we plan to be pro-active in the support of organizations that contribute to bettering the lives and welfare of women and children.

Our Growth Strategy

The first stage of our growth strategy, funding permitting, will be to develop and market a full range of handbags to consumers. We will seek to differentiate ourselves through unique designs, and the development of marketing strategies that will create brand awareness.

Our goals for the next year include:

1)	Develop campaign to create consumer awareness and demand;
2)	Establish marketing relationships and channels of distribution;
3)	Develop Internet website and links;
4)	Generate sales revenues for purposes of increasing production; and
5)	Continue design development and plans for increased production.

In addition to the growth strategy outlined above, we intend on seeking out other business which may generate revenue and explore mergers and or acquisitions with certain of these companies which we believe may add to our operations, generate synergies and/or give us greater brand awareness.  We do not currently have any agreements or understandings in place with any companies or partners regarding strategic partnerships, mergers or acquisitions.

In the event that we are unable to raise additional funding through the sale of debt and/or equity to fund the plan of operations and growth strategy set forth above, we will be unable to expand our operations.  As a result, in the event we are unable to raise additional funding, we will not be able to undertake the marketing and advertising plans set forth above and will concentrate on maximizing the margins on the products we currently produce instead of expanding into new product lines.  Furthermore, while we currently anticipate being able to continue our operations for only six (6) months if we fail to raise additional capital in the future, we also anticipate that if needed, our officers and shareholders will continue to loan us money on an as needed basis to support our operations moving forward; however, no officer or shareholder has provided us any written confirmation or agreement to provide us funding in the future other than what has been disclosed below under “Liquidity and Capital Resources,” and as such, we cannot provide any assurances that such individuals will provide us funding in the future.

COMPARISON OF OPERATING RESULTS

Results of Operation for the Three Months Ended August 31, 2008 Compared to the Three Months Ended August 31, 2007

We had sales revenues of $1,561 for the three months ended August 31, 2008, compared to sales revenues of $3,356 for the three months ended August 31, 2007, a decrease in sales from the prior period of $1,795 or 53.5%. The Company believes that the decrease in sales was mainly due to a decrease in customer awareness of its products and a general malaise in overall retail sales, and more particularly in the Company’s market segment, during the three months ended August 31, 2008 compared to the three months ended August 31, 2007.

We had cost of revenue of $270 for the three months ended August 31, 2008, compared to cost of revenue of $6,029 for the three months ended August 31, 2007, a decrease in cost of revenue from the prior period of $5,759 or 95.5%.  The decrease in cost of revenue is attributable to a decrease in manufacturing expenses in connection with reduced production during the three months ended August 31, 2008 compared to the three months ended August 31, 2007.  Additionally, the Company had reduced rental expenses during the three months ended August 31, 2008 due to the addendum to the lease between the Company and KBK, entered into on August 1, 2008, which provided that the Company would not owe any rental fees to KBK for the use of its office space moving forward.

We had general and administrative expenses of $22,233 for the three months ended August 31, 2008, compared to general and administrative expenses of $68,197 for the three months ended August 31, 2007, a decrease in general and administrative expenses of $45,964 or 67.4% from the prior period.  The decrease in general and administrative expenses was primarily a result of the Company having certain one-time expenses during the three months ended August 31, 2007, in connection with the preparation of its registration statement and the payment of legal, accounting and filing fees in connection therewith, which fees were not represented in such high amounts during the three months ended August 31, 2008, compared to the three months ended August 31, 2007.

We had interest expense of $1,754 for the three months ended August 31, 2008, compared to interest expense of $193 for the three months ended August 31, 2007, an increase in interest expense from the prior period of $1,561 from the prior period.  The increase in interest expense was mainly due to the increase in related party indebtedness and imputed interest in connection therewith, associated with the loans, Line of Credit and Note described below, during the period from August 31, 2007 to August 31, 2008, which in turn caused interest expense to increase for the three month period ended August 31, 2008.

We had a net loss of $22,696 for the three months ended August 31, 2008, compared to a net loss of $71,063 for the three months ended August 31, 2007, a decrease in net loss of $48,367 or 68.1% from the prior period. The decrease in net loss was mainly attributable to the $45,964 decrease in general and administrative expenses offset by the $1,795 or 53.5% decrease in sales for the three months ended August 31, 2008, compared to the three months ended August 31, 2007.

Results of Operation for the Nine months ended August 31, 2008 Compared to the Nine months ended August 31, 2007

We had sales revenues of $5,413 for the nine months ended August 31, 2008, compared to sales revenues of $16,996 for the nine months ended August 31, 2007, a decrease in sales from the prior period of $11,583 or 68.2%. The decrease in sales was mainly due to a decrease in related party revenue for license fees and royalties during the nine month period ended August 31, 2008, compared to the nine months ended August 31, 2007.  The Company also believes the general malaise in overall retail sales, and more particularly in its market segment, may have contributed to the decrease.

We had cost of revenue of $6,303 for the nine months ended August 31, 2008, compared to cost of revenue of $10,311 for the nine months ended August 31, 2007, a decrease in cost of revenue from the prior period of $4,008 or 38.9% from the prior period.  The decrease in cost of revenue is attributable to a decrease in manufacturing expenses in connection with reduced production during the nine months ended August 31, 2008 compared to the nine months ended August 31, 2007.  Further, in connection with the addendum to the lease between the Company and KBK, entered into on August 1, 2008, which provided that the Company would not owe any rental fees to KBK for the use of its office space, the Company had reduced rental expenses during the nine months ended August 31, 2008, compared to the nine months ended August 31, 2007.

We had general and administrative expenses of $186,458 for the nine months ended August 31, 2008, compared to general and administrative expenses of $778,530 for the nine months ended August 31, 2007, a decrease in general and administrative expenses of $592,072 or 76.0%.  The decrease in general and administrative expenses was primarily a result of certain one time expenses associated with expenses for warrants issued to consultants during the nine months ended August 31, 2007, which expenses were significantly less for the nine months ended August 31, 2008.

We had interest expense of $4,788 for the nine months ended August 31, 2008, compared to interest expense of $2,905 for the nine months ended August 31, 2007, an increase in interest expense from the prior period of $1,883 or 64.8%.  The increase in interest expense was mainly due to the increase in indebtedness and imputed interest in connection therewith, associated with the loans, Line of Credit and Note described below, during the period from August 31, 2007 to August 31, 2008, which in turn caused interest expense to increase for the nine month period ended August 31, 2008, compared to the nine months ended August 31, 2007.

We had a net loss of $192,136 for the nine months ended August 31, 2008, compared to a net loss of $774,750 for the nine months ended August 31, 2007, a decrease in net loss of $582,614 or 75.2% from the prior period. The decrease in net loss was mainly attributable to the $592,072 decrease in general and administrative expenses, offset by the $11,583 or 68.2% decrease in revenues for the nine months ended August 31, 2008, compared to the nine months ended August 31, 2007.

Liquidity and Capital Resources

We had total assets of $5,580 as of August 31, 2008, consisting solely of current assets, which included $419 of cash, $438 of accounts receivable, $3,430 accounts receivable, related party, and $1,293 of inventory.  The Company purchases inventory for its products on an as needed basis, and as such, the Company has approximately 72 completed handbags in inventory as of the date of this filing.

We had total liabilities of $70,303 as of August 31, 2008, consisting solely of current liabilities, which included $14,582 of accounts payable, $2,946 of accrued liabilities,  $16,200 of bank credit line payable, $34,104 of related party debt, which represented amounts owed under the loans, Line of Credit and Note, described below, and $2,471 of short-term debt.

We had negative working capital of $64,723, a total shareholders deficit of $64,723 as of August 31, 2008 and an accumulated deficit as of August 31, 2008 of $2,883,193.

We had $23,437 in net cash used in operating activities for the nine months ended August 31, 2008, which included $192,136 in net loss and $1,293 in change in inventory, offset by $150,000 in shares issued for services, $15,468 in change in accounts payable and accrued liabilities, $301 of change in accounts receivable, $2,320 in amortization of discount on short term debt, $299 of imputed rent expense and $1,604 of imputed interest on debt.

We had $22,992 of net cash provided by financing activities for the nine months ended August 31, 2008, which included $23,942 in loans from stockholders relating to a revolving credit note with BFP Texas, Ltd. (described below), offset by $950 in principal payments on loans from stockholders.

We entered into a revolving line of credit agreement with one of our shareholders, Michael Sonaco, in July 2005 (“Line of Credit”).  We could borrow up to $25,000 under the Line of Credit, but had only borrowed $8,000 as of August 4, 2006, when the Line of Credit was replaced by another line of credit in the amount of $8,000.  The Line of Credit bears no interest and any unpaid principal was due on December 31, 2007, but has been extended until December 31, 2008.  Currently, past due amounts are not bearing interest.  The balance of the Line of Credit as of the filing of this Report was $8,000.

On July 15, 2005, we entered into a loan agreement with KBK, Inc. (“KBK”), which is controlled by our Chief Executive Officer and President, Robert Kremer, for $1,000.  The loan agreement was to mature on December 31, 2006 and had an interest rate of 0%, provided the loan was not in default.  On or about December 15, 2006, the loan with KBK was increased to $3,000 and the maturity date of the loan was extended until December 31, 2007, and the maturity date has been further extended until December 31, 2008.  The interest rate remains 0% per annum, unless the Company defaults on payments due under the note, at which time the interest rate will increase to 10% per annum.  The balance of the loan agreement as of the filing of this Report was $3,000.

In July 2005, the Company issued a $27,500 Note Payable to the Company’s attorney, David M. Loev (the “Note”), in consideration for legal services rendered and to be rendered on behalf of the Company in connection with the drafting of our Private Placement Memorandum and the drafting and accompanying amendments associated with a Form S-1 registration statement.  On September 28, 2007, we entered into a convertible promissory note with Mr. Loev, which replaced the prior Note, and evidenced $10,000 of a total of $22,500 owed to Mr. Loev by the Company, which included $5,000 the Company agreed to pay Mr. Loev upon the receipt of the first round of comments (if any) on our Registration Statement by the Commission, which amount has been paid to date, and $7,500 which the Company agreed to pay Mr. Loev upon the effectiveness of our Registration Statement, which amount has not been paid to date. On or about October 6, 2008, we entered into an Amended and Restated Convertible Promissory Note that replaced the previous convertible promissory note.  The Amended and Restated Convertible Promissory Note bears interest at the rate of 5% per annum, and is due on March 31, 2009.  Any amounts not paid when due accrue interest at the rate of 15% per annum, can be converted by Mr. Loev into shares of our common stock at an exercise price of $0.10 per share.  We have also previously issued Mr. Loev an aggregate of 550,000 shares of our common stock and options to purchase up to 350,000 shares of our common stock at an exercise price of $0.375 per share, in consideration for legal services rendered to the Company.

On January 13, 2006, we entered in a loan agreement with Robert Kremer, our Chief Executive Officer.  The loan agreement was for a total of $2,000, which amount does not bear interest unless such amount is in default, in which case it bears interest at the rate of 10% per annum.  The outstanding amount of the loan agreement was due December 31, 2007, but was extended prior to its maturity date until December 31, 2008.  On or around July 10, 2008, the Company entered into a new loan agreement with Mr. Kremer, which modified the terms of the original loan agreement to increase the amount available under the loan to $6,000. The balance of this loan as of the filing of this Report was approximately $6,000.

On February 12, 2008, we entered into a Master Revolving Line of Credit Agreement (the “BFP Line of Credit”) with BFP Texas, Ltd., which is controlled by our Chief Financial Officer, Carey G. Birmingham (“BFP”).  Pursuant to the Line of Credit, BFP agreed to provide us up to $12,000 in funding, which amount does not bear interest and is due December 31, 2009.  The BFP Line of Credit had an outstanding balance of $28,967 as of as of the filing of this Report.  In June 2008, the amount we are able to borrow under the Line of Credit was increased to $16,000 and in July 2008, the amount we are able to borrow under the Line of Credit was increased to $20,000. In August 2008, the amount we were able to borrow under the Line of Credit was increased to $30,000.  As of the date of this Report, a total of $28,967 had been borrowed under the Line of Credit and a total of $1,033 was available for the Company to borrow.

Other than as described above, the Company has no commitments from officers, director or affiliates to provide funding, other than the Line of Credit and the BFP Line of Credit described above.  Our growth and continued operations could be impaired by limitations on our access to the capital markets.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders and with the very limited amount of sales revenue we have generated to date.  We believe that we can continue our business operations for approximately the next six (6) months with the cash on hand we had as of the filing of this report.  We anticipate the need for approximately $20,000 in additional funding to support our operations for the next 12 months, which amount does not include approximately $70,303 which we will need to repay our outstanding current liabilities prior to December 31, 2009.   Due to the fact that we had $64,723 of negative working capital and an accumulated deficit of $2,883,193 as of August 31, 2008, our auditor has expressed concern over our ability to continue as a going concern.  We anticipate that our founders and shareholders will continue to support our operations and loan us additional funds on an as needed basis until such time as we can support our operations with revenues from our products, if ever; however, no shareholder has committed in writing to providing us additional funding for our operations other than pursuant to the various notes and line of credits described above.

If we are unable to raise additional capital from conventional sources, including increases in the Line of Credit and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments from our officer and Director or any of our shareholders to supplement our operations or provide us with financing in the future, other than the Line of Credit, described above.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The Company’s business is subject to the following Risk Factors:

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders and with the very limited amount of sales revenue we have generated to date.  We believe that we can continue our business operations for approximately the next six (6) months with the cash on hand we had as of the filing of this report.  We anticipate the need for approximately $20,000 in additional funding to support our operations for the next 12 months, which amount does not include approximately $70,303 which we will need to repay our outstanding current liabilities prior to December 31, 2009. If we are unable to generate sufficient revenues to support our operations in the future and/or fail to raise additional funds after the six (6) months which we currently believe we will be able to continue our operations, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

We have generated only limited revenues since our inception and have incurred substantial losses.  As of August 31, 2008, we had an accumulated deficit of $2,883,193 and a working capital deficit of $64,723.  These conditions raise substantial doubt as to our ability to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

We Rely Upon Our Chief Executive Officer and Director And If He Was To Leave Us, Our Business Plan And Results Of Operations Could Be Adversely Affected.

We rely heavily on our Chief Executive Officer, Secretary, Treasurer and Director, Robert Kremer.  His experience and input create the foundation for our business and he is responsible for the directorship and control over the production and design of our products. We do not currently have an employment agreement or “key man” insurance policy on Mr. Kremer.   Moving forward, should we lose the services of Mr. Kremer, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations associated with the search for such replacement.  If we are unable to replace Mr. Kremer with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan.  As a result of this, your investment in us could become devalued.

We Face Intense Competition For Our Products And As A Result, We May Be Unable To Compete In The Market For Handbags and Accessories.

The market for handbags and clothing accessories is highly competitive and fragmented. The Company expects competition to intensify in the future. We compete in each of our markets with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to us.  Numerous well-established companies are focusing significant resources on providing handbags and related clothing accessories that will compete with our products. No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products, will not rise. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

All of Our Handbags Are Currently Sewn By Fuerza Unida, With Whom We Do Not Currently Have Any Agreements In Place.

All of our handbags are currently sewn by a cooperative, Fuerza Unida (“Fuerza”) in San Antonio, Texas.  We do not currently have any agreements in place with Fuerza to date, and have no immediate plans to enter into any agreements.  As a result, if Fuerza stops sewing our handbags and/or charges us more per bag to sew such bags, we could be forced to enter into an alternative arrangement with another company or individuals to sew our handbags.  This could significantly raise our cost per handbag and could force us to charge more for our products and/or decrease the gross margin of our products, which would in turn cause our revenue to decrease.  Additionally, if we are unable to find a suitable replacement for the loss of Fuerza, we could be forced to suspend or abandon our operations, which would cause the value of our securities, if any, to decrease or such securities may become worthless.

Our Results May Be Adversely Affected By Our Failure To Anticipate And Respond To Changes In Fashion Trends And Consumer Preferences In A Timely Manner.

Our sales and profitability depend upon the demand by customers for our handbags. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our handbags. There can be no assurance that we will be able to anticipate, gauge and respond to changes in fashion trends. A decline in demand for our handbags, if any, or a misjudgment of fashion trends could, among other things, lead to lower sales and excess inventories which could have a material adverse effect on our business, financial condition and operating results.

Changes In Economic Conditions That Impact Consumer Spending Could Harm Our Business.

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could have a material adverse effect on our growth, sales and profitability.

We Have Not And Do Not Anticipate Paying Any Cash Dividends On Our Common Stock And Because Of This Our Securities Could Face Devaluation In The Market.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business operations, it is anticipated that any earnings will be retained to finance our business operations and future expansion.

Our Bylaws Provide For Indemnification Of Our Officers And Directors, So It Will Be Difficult To Seek Damages From Our Officers And/Or Directors In A Lawsuit.

Our Bylaws provide that our officers and Directors will only be liable to us for acts or omissions that constitute actual fraud, gross negligence or willful and wanton misconduct. Thus, we may be prevented from recovering damages for certain alleged errors or omissions by our officers and Directors for liabilities incurred in connection with their good faith acts on our behalf. Additionally, such an indemnification payment on behalf of our officers and/or Directors may deplete our assets. Investors who have questions respecting the fiduciary obligations of our officers and Directors should consult with their own independent legal counsel prior to making an investment in us. Additionally, it is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

We Have A Limited Operating History And Because Of This It May Be Difficult To Evaluate Our Chances For Success.

We were formed as a Nevada corporation on November 2, 2005.  We have had an extremely limited volume of sales to date and can provide no assurances that our sales will increase in the future and/or that they will ever be great enough to support our expenses and/or costs of sales.  We had only produced approximately 603 handbags since inception as of October 14, 2008, and anticipate the need to sell approximately 1,000 handbags per year to generate sufficient revenue to support our operations. We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of handbag and fashion design, such as ours, may have difficulty in continuing in a highly competitive industry such as ours, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

We Currently Have No Major Customers, Have Generated Limited Revenues And Have Only One Licensing Agreement In Place.

As stated above, we have generated only limited revenues since our inception.  Part of our business plan includes the licensing of certain products under the Michael Lambert name.  We hope to accomplish this through licensing agreements with a small number of major customers and/or partners; however, we currently only have one license agreement in place with KBK, Inc., which is beneficially owned by our Chief Executive Officer and Director, Robert Kremer.  As we have raised only limited revenues to date, have only a limited number of customers and only one licensing agreement in place, there is a risk we will not be able to enter into further licensing arrangements and as a result, our business plan will need to be curtailed or abandoned.  If this were to happen, any investment in us could become worthless.

Our Chief Executive Officer and President Possesses Significant Control Over Our Operations, And Because Of This He May Choose A Plan Of Action Which Will Devalue Our Outstanding Securities.

Our Chief Executive Officer and President, Robert Kremer beneficially owns 1,580,000 shares of common stock (which number includes 600,000 options to purchase shares of our common stock), representing 40.7% of our outstanding common stock (assuming the exercise of all options beneficially owned by Mr. Kremer (please note as used in this Report, the term options refers to the same securities which are called warrants in the Company’s financial statements attached hereto)).  Accordingly, Mr. Kremer, our Chief Executive Officer and President possesses significant influence over the matters submitted to the stockholders for approval.  These matters include the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  This level of control by Mr. Kremer gives him substantial ability to determine our future as a business, and as such, he may elect to close the business, change the business plan or make any number of other major business decisions.  This control may eventually make the value of any investment in us worthless.

Because Our Chief Executive Officer Is Involved In Another Business, He May Not Be Able Or Willing To Devote A Sufficient Amount Of Time To Our Business Operations.

Robert Kremer, our Chief Executive Officer, spends approximately 20% of his time on our operations and approximately 80% of his time on the operations of KBK, Inc., a company which he controls.  Because Mr. Kremer does not devote all of his time to our operations, there is a risk that he will not be able to devote sufficient attention to our operations to allow us to grow and/or become a successful company and because he may be distracted by other business matters associated with KBK, Inc. or otherwise, there is a risk that our operations will not be properly managed.  If Mr. Kremer does not spend a sufficient amount of time serving our company, it could have a material adverse effect on our business and results of operations, and could cause the value of our securities to become worthless.

Nevada Law And Our Articles of Incorporation Authorize Us To Issue Shares Of Stock, Which Shares May Cause Substantial Dilution To Our Existing Shareholders.

Pursuant to our Articles of Incorporation, we have 140,000,000 shares of common stock and 10,000,000 shares of Preferred Stock authorized.  As of the filing of this Report, we have 3,864,500 shares of common stock issued and outstanding and – 0 – shares of Preferred Stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock offered in this Report.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

The Issuance Of Common Stock Upon Exercise Of Our Outstanding Options Will Cause Immediate And Substantial Dilution And Will Cause Our Majority Shareholders To Hold An Even Greater Percentage Of Our Outstanding Common Stock.

The issuance of common stock upon exercise of our 2,165,000 outstanding Options, including 2,000,000 Options held by “affiliates” of the Company, will result in immediate and substantial dilution to the interests of other stockholders.  Furthermore, the exercise of the 2,000,000 Options held by “affiliates” of the Company, which include cashless exercise provisions, will cause a significant increase in the number of our outstanding shares and will cause such “affiliates” to hold an even greater number of shares of common stock.  As such, if our option holders were to exercise all of the Options that they hold, it will cause substantial dilution to the then holders of our common stock and will cause our “affiliates” to hold an even greater percentage of our outstanding common stock and influence greater control over any shareholder votes.

We Do Not Currently Have A Public Market For Our Securities.  If There Is A Market For Our Securities In The Future, Our Stock Price May Be Volatile And Illiquid.

There is currently no public market for our common stock.  We are currently in the process of applying, through a market maker, to have our common stock quoted on the OTC Bulletin Board.  However, we can make no assurances that there will be a public market for our common stock in the future.  If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1) actual or anticipated variations in our results of operations;

     (2) our ability or inability to generate new revenues;

     (3) increased competition;  and

     (4) conditions and trends in the market for handbag and clothing accessories.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Investors May Face Significant Restrictions on the Resale of Our Common Stock Due to Federal Regulations of Penny Stocks.

Once our common stock is listed on the OTC Bulletin Board, it is likely that it will be subject to the requirements of Rule 15(g)9, promulgated  under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share.  Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share.  The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In the Future, We Will Incur Significant Increased Costs As a Result of Operating As a Fully Reporting Company in Connection with Section 404 of the Sarbanes Oxley Act, and Our Management Will Be Required to Devote Substantial Time to New Compliance Initiatives.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

Exhibit 3.1(1)	Articles of Incorporation of Michael Lambert, Inc.

Exhibit 3.2(1)	Articles of Correction and Corrected Articles of Incorporation.

Exhibit 3.3(1)	Bylaws of Michael Lambert, Inc.

Exhibit 10.1(1)	Share Exchange Agreement

Exhibit 10.2(1)	Name and Trademark License Agreement

Exhibit 10.3(1)	Promissory Note (KBK, Inc.)

Exhibit 10.4(1)	Promissory Note (Robert Kremer)

Exhibit 10.5(1)	Convertible Promissory Note (David M. Loev)

Exhibit 10.6(1)	Line of Credit with Michael Sonaco

Exhibit 10.7(1)	Sublease Agreement with KBK, Inc.

Exhibit 10.8(2)	Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit 10.9(2)	Form of Stock Option Agreement

Exhibit 10.10(2)	Amended Promissory Note (Robert Kremer)

Exhibit 10.11(2)	Amended Line of Credit with Michael Sonaco

Exhibit 10.12(2)	Amended Promissory Note (KBK, Inc.)

Exhibit 10.13(2)	Amended Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit 10.14(3)	Amended Promissory Note (Robert Kremer)

Exhibit 10.15(3)	Amended Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit 10.16(4)	Amended Master Revolving Credit Line (BFP Texas, Ltd.)

Exhibit 10.17(4)	Addendum To Lease

Exhibit 10.18*	Amended and Restated Convertible Promissory Note with The Loev Law Firm, PC

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed as an exhibit herein.

(1)	Filed as an exhibit to our Registration on Form SB-2, filed with the Securities and Exchange Commission on October 4, 2007, and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration on Form S-1, filed with the Securities and Exchange Commission on June 20, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration on Form S-1, filed with the Securities and Exchange Commission on August 15, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to our Registration on Form S-1, filed with the Securities and Exchange Commission on September 11, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL LAMBERT, INC.

DATED: October 15, 2008	By: /s/ Robert Kremer
Robert Kremer
Chief Executive Officer (Principal Executive Officer)

DATED: October 15, 2008	By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Financial Officer (Principal Financial Officer)