Form 10-K
period 2008-11-30
Michael Lambert, Inc.
filed 2009-02-27
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 333-146517

MICHAEL LAMBERT, INC.
(Name of small business issuer in its charter)

Nevada	20-3107499
(State of organization)	(I.R.S. Employer Identification No.)

121 Interpark Blvd., Suite 1204
San Antonio, Texas 78216
(Address of principal executive offices)

(210) 490-8383
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X].

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                            Accelerated filer [  ]

Non-accelerated filer  [  ] (Do not check if a smaller reporting company)            Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for its most recent fiscal year were $7,731.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of May 30, 2008, the end of the issuer’s most recently completed second fiscal quarter was $0 as there was no market for the issuer’s common equity as of May 30, 2008.

At February 26, 2009, there were 4,404,500 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	32

SIGNATURES	34

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2008. AS USED HEREIN, THE "COMPANY," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO MICHAEL LAMBERT, INC.

ITEM 1. BUSINESS

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

The Company manufactures handbags and plans to manufacture clothing accessories in the future, funding permitting. We plan to design our products to appeal to a broad market segment because of the unique design focus of our proposed brands.  We produced only 604 handbags from inception to February 1, 2009 and no other clothing accessories.  We currently only sell our products under the brand “Michael Lambert” and currently only sell our products at two independently owned clothing stores in the San Antonio, Texas area to date; however in the future, we plan to sell our products directly to consumers over the Internet, through our website, www.michael-lambert.com, which includes information we do no wish to be incorporated by reference into this filing and on the website WatchNBuy.com, through our agreement with 2BC, Inc., described below.   We manufacture the handbags, which are hand-sewn by a third party, Fuerza Unida, a sewing cooperative in San Antonio, Texas consisting of minority women.

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

On August 29, 2005, we entered into a Name & Trademark License Agreement (“Trademark Agreement”) with KBK, Inc. (“KBK”), which is controlled by our Chief Executive Officer and President, Robert Kremer.  The agreement allows KBK to use our trademark for the term, “Michael Lambert Inc.,” (the “MLI Trademark”), in connection with the manufacture, sale and distribution of decorative fabrics and furniture within the United States.  We have a trademark, registered with the State of Texas for the service mark “ML Michael Lambert,” as described below under “Trademarks, Patents and Copyrights.”

The Trademark Agreement was effective for one year and renewable for successive one year periods at the mutual agreement of both parties, and was renewed for an additional one-year term on August 29, 2006, 2007 and 2008.  KBK is required to pay us a 5% royalty on the sale of any products that contain the MLI Trademark.  The rights associated with the Trademark Agreement are non-exclusive; however, they are not able to be transferred except with the Company’s prior written consent. The Trademark Agreement may be terminated by us at any time without cause upon thirty (30) days written notice to KBK.  The Company currently has no trademarks, but has contacted an attorney and plans to register a trademark for the term “Michael Lambert Inc.,” in the State of Texas subsequent to the date of this Report.

Market Need:

The handbag market is highly competitive and diverse. The primary consumers for handbags are girls and women of all ages who carry their handbags for the utility and fashion. Many of the Company’s sales to date have been multiple sales, we believe because women will purchase the bags for gifts knowing that it is a one of a kind present.

Handbag sales are driven by economic conditions, demographic trends, and pricing. We see brand development as fulfilling a need that creates demand and generates sales.  We believe that consumers purchase products that are fashionable and appealing, as well as durable and practical.

According to a May 9, 2005 press release discussing a report by NPD Group, Inc., a market research firm located in Port Washington, New York, during 2004, 44% of women age thirteen and over reported purchasing a handbag/purse and on average, women bought three handbags in 2004. It is our belief that in today’s market place, handbags with a position for quality and fashion, particularly Italian, do very well. However, these name brands are often the first to be “knocked off” by counterfeiters.

Many of our sales are multiple sales, because women will purchase the bags for gifts knowing that it is a one of a kind present. We also plan to market our bags as “made in the USA,” since all of our bags are made in San Antonio, Texas.  We believe that we will be able to successfully market our products as we believe that many consumers desire to purchase products made in the United States, rather than products made in foreign countries.

Our relationship with Fuerza Unida  is also important because it separates us from many of our competitors who use foreign labor. The Company has agreed to meet Fuerza Unida's cost requirements, which are higher than similar quality workmanship done by workers in several developing countries, in exchange for a quality USA produced product. At the present time, we believe that this is a “win-win” situation for Fuerza Unida and us, because our consumers receive a handbag hand sewn in the USA at an affordable price.

Our handbags are quality, hand sewn bags and clutches in what is often described as vintage fashion.  Our handbags are one of a kind and never duplicated.  This written promise and guarantee is included in each and every handbag and clutch we manufacture.

KBK, Inc., which is owned by our Chief Executive Officer, Robert Kremer, provides two small offices for the storing of the fabrics before such fabrics are used in handbags. The showroom manager, Maria Terrazas and the designer, Kari Buchanan received stock and options, and the local artist, Kathy Sosa received stock in the Company for services provided to the Company in connection with the design of our handbags. Ms. Terrazas is employed by KBK. Ms. Sosa and Ms. Buchanan are not employees of KBK, nor have they received any other remuneration for their services other than our securities.

We believe that our planned brands will offer quality and fashion, but that demand must be created, and that this will be accomplished through marketing and selective distribution.

We intend to market our products by building a sales team that will be tasked with generating sales leads on a national and international basis as well as being responsible for establishing connections with retail outlets.

Key factors in our success will be our distribution. We plan to eventually use the following retail distribution channels:

1)	Department Stores;
2)	Apparel Specialty Stores;
3)	Boutique Stores;
4)	Internet Store; and
5)	Cable Television-Home Shopping.

Currently we only sell our handbags through two independently owned boutiques in San Antonio, Texas.

We believe that the distribution channel that has received the most attention recently is the Internet, and we believe that the Internet still has the greatest potential for growth because consumers like the convenience of being able to shop from anywhere at anytime.

The Apparel Industry

The U.S. apparel industry is large, mature, and highly fragmented.  Additionally, we believe that the apparel industry can basically be separated into national brands, smaller brands and store brands (or private label goods).  Apparel may be sold at discount stores and factory outlets, specialty stores, major chain stores and through direct mail catalogs and over the Internet.

We currently are working to sell our products through retail outlets, and have two retail outlets in San Antonio, Texas, which sell our handbags.  Additionally, a major emphasis of time and capital moving forward will be invested in website development.  Additionally, we currently sell our handbags over the Internet through WatchNBuy.com.

In addition to traditional retailers and the Internet, we may seek to secure time on major home shopping channels such as Home Shopping Network (“HSN”) and QVC, of which there can be no assurance.

Our primary target market for our products will be women. We intend to create broad market appeal and demand by designing products that are unique and stylish.  Additionally, we view the development of our brands as an attractive target for a foreign partner wishing to establish a market position in the United States.  Additionally, we plan to participate with foreign partners with our licensing agreements, if any, if we are successful with our branding.  We intend to raise funding for our future marketing efforts by selling debt and/or equity securities in the future, of which there can be no assurance.

Competition

The Company is not currently aware of any competitors who use recycled designer fabrics, as described below, and domestic labor to produce handbags and clutches within the price range that the Company currently offers its products.  However, the Company currently competes with numerous other companies, both national and international, which produce and sell handbags and clutches for women.  These competitors include local department stores in San Antonio, Texas, the area in which the Company currently operates, which buy and resell products including handbags and purses; smaller boutiques which offer a smaller number of handbags and clutches (such as the boutique which currently resells our products); high end retailers of hand bags and purses both in San Antonio, Texas, as well as nation wide; and internet websites, which can often offer products at a discount to local department stores or high end retailers.

As we have only recently begun our retail operations, do not have a recognizable brand name, nor any well established market demand, we do not currently have a very strong position in the industry.  We hope that assuming we are able to raise additional funding in the future that we will be able to increase our marketing budget and eventually create a recognizable brand name with our Michael Lambert products, of which there can be no assurance.

On-Line Sales

In the future, we may offer our products on our website. We recognize that we are entering a very competitive market place for the discretionary dollars of consumers. Our promotion and marketing will focus on fashion and style; quality and value of the product; and the unique, one of a kind nature of the handbags.

Competitors such as Ralph Lauren, Armani, Coach, and Louis Vuitton operate their own retail stores, sell to retailers and have informative websites. They use the Internet as a vehicle for marketing, promotion and sales.   In our opinion, we will need to find placement with selected retailers to successfully compete in the marketplace.

Our Internet development will focus on our ability to reach national and foreign consumers with our brands and easily transact their requests. We plan to establish payment control and delivery capability to foreign locations on our website in the future.  We intend to raise funding for our website and marketing efforts by selling debt and/or equity securities in the future, of which there can be no assurance.

Competitive Advantage

We believe that in a market where consumers are barraged by advertising and marketing campaigns delivering an onslaught of lifestyle and fashion messages, a brand name can be a powerful weapon.  Brands have become an increasingly significant factor in apparel and footwear as consumers have less time to shop and are spending their disposable income more carefully.

We believe that established brand names, with their quality image, make the shopping experience easier and faster for many consumers. For manufacturers, brands build consumer loyalty, which translates into repeat business.  As such, we plan to focus the majority of our efforts initially in connection with building brand awareness for our products.  Furthermore, as described above under “Market Need,” we believe that we can effectively compete in the market for handbags due to several factors, including the fact that our products, unlike many other larger handbag manufacturers, are made in the United States.

Our Manufacturing Process

The first step in the process is the selection of a fabric that will be used on the outside of the bag. The fabric comes from left over samples of fabrics previously used by KBK in its fabric showroom catering to high-end interior designers. KBK is controlled by Robert Kremer, our Chief Executive Officer, and KBK currently provides us the samples of material for use in our handbags free of charge.

The second step is the selection of a second fabric for the inside. The second fabric must have color continuity to the primary fabric or follow the same theme, i.e., an animal scene. The direction of the fabrics is important, as well as the selection of the handles and color coordinated zipper.

Once this is completed, the matched fabrics are folded and taken to Fuerza Unida for sewing.  A card is placed in every one of the Company’ bags stating that the bag will not be duplicated, and that it is hand sewn in the USA by a non-profit cooperative of minority women.

The relationship with Fuerza Unida is important because we believe it separates us from many of our competitors who use foreign labor. The Company has agreed to Fuerza Unida's cost requirements in exchange for a quality produced product.

The raw materials used in the Company’s handbags are fabric samples that are 27" (handbags) and 18" (clutch) in size. These samples are not used until they are designated as discontinued by the original supplier. These suppliers include several internationally well known suppliers.

The handles and zippers are purchased from Sunbelt Fashion. The custom made logo labels are from Raynor.

Trademarks, Patents and Copyrights

We have a registered trademark for the term “Michael Lambert, Inc.” in the State of Texas, Registration Number 800718619.  We have no other patents, trademarks or copyrights as of the date of this Report.

Employees

As of February 1, 2009, we had two employees, our Chief Executive Officer, President, Secretary, Treasurer and Director, Robert Kremer, and our Chief Financial Officer, Carey Birmingham who are not paid any salary by us and are not accruing any salary.

ITEM 1A. RISK FACTORS.

Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information in these risks before you decide to buy our common stock. If any of the following risks actually occur, our business would likely suffer. In such circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

The Company’s business is subject to the following Risk Factors:

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders and with the very limited amount of sales revenue we have generated to date.  We believe that we can continue our business operations for approximately the next three (3) to six (6) months with the cash on hand we had as of the filing of this report.  We anticipate the need for approximately $30,000 in additional funding to support our operations for the next 12 months, which amount does not include approximately $44,407 which we will need to repay our outstanding current liabilities prior to November 30, 2009. If we are unable to generate sufficient revenues to support our operations in the future and/or fail to raise additional funds after the three (3) to six (6) months which we currently believe we will be able to continue our operations, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

We have generated only limited revenues since our inception and have incurred substantial losses.  As of November 30, 2008, we had an accumulated deficit of $2,915,639  and a working capital deficit of $39,820.  These conditions raise substantial doubt as to our ability to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

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

We Have A Limited Operating History And Because Of This It May Be Difficult To Evaluate Our Chances For Success.

We were formed as a Nevada corporation on November 2, 2005.  We have had an extremely limited volume of sales to date and can provide no assurances that our sales will increase in the future and/or that they will ever be great enough to support our expenses and/or costs of sales.  We had only produced approximately 604 handbags since inception as of February 1, 2009, and anticipate the need to sell approximately 1,000 handbags per year to generate sufficient revenue to support our operations. We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of handbag and fashion design, such as ours, may have difficulty in continuing in a highly competitive industry such as ours, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

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

Our Chief Executive Officer and President, Robert Kremer beneficially owns 1,860,000 shares of common stock (which number includes 600,000 options to purchase shares of our common stock), representing 36.4% of our outstanding common stock (assuming the exercise of all options beneficially owned by Mr. Kremer (please note as used in this Report, the term options refers to the same securities which are called warrants in the Company’s financial statements attached hereto)).  Accordingly, Mr. Kremer, our Chief Executive Officer and President, possesses significant influence over the matters submitted to the stockholders for approval.  These matters include the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  This level of control by Mr. Kremer gives him substantial ability to determine our future as a business, and as such, he may elect to close the business, change the business plan or make any number of other major business decisions.  This control may eventually make the value of any investment in us worthless.

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

Pursuant to our Articles of Incorporation, we have 140,000,000 shares of common stock and 10,000,000 shares of Preferred Stock authorized.  As of the filing of this Report, we have 4,404,500 shares of common stock issued and outstanding and – 0 – shares of Preferred Stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock offered in this Report.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

We were recently approved for trading on the OTCBB under the symbol “MBER”; however, no shares of our common stock have traded to date and there is currently no public market for our common stock.  If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

Investors May Face Significant Restrictions on the Resale of Our Common Stock Due to Federal Regulations of Penny Stocks.

Our common stock is subject to the requirements of Rule 15(g)9, promulgated  under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share.  Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share.  The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

If We Are Late In Filing Our Quarterly Or Annual Reports With The SEC, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing And Satisfy Obligations Through The Issuance Of Additional Shares Of Our Common Stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

State Securities Laws May Limit Secondary Trading, Which May Restrict The States In Which And Conditions Under Which You Can Sell Shares.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Because We Are Not Subject To Compliance With Rules Requiring The Adoption Of Certain Corporate Governance Measures, Our Stockholders Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain additional qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 2. PROPERTIES

Effective January 1, 2008, we entered into a sub-lease agreement with KBK, Inc., which is controlled by our Chief Executive Officer, Robert Kremer (“KBK”).  Pursuant to the sub-lease agreement, we agreed to lease 200 square feet of office space from KBK for the period from January 1, 2008 through December 31, 2008, at 121 Interpark Blvd., Suite 1204, San Antonio, Texas 78216.  Pursuant to the sub-lease agreement we originally agreed to pay KBK during the term of the sub-lease agreement.  Pursuant to a letter amendment dated August 1, 2008, KBK agreed to reduce the rental rate of the leased space to $0 per month for the remainder of the lease term.

Since the expiration of the lease on January 1, 2009, we have continued to occupy the previously leased space provided by KBK on a month-to-month, rent free basis.  The arrangement is able to be terminated by either party with thirty (30) days prior notice.  Neither party currently has any plans to terminate the lease arrangement.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended November 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We were recently approved for trading on the OTCBB under the symbol “MBER”; however, no shares of our common stock have traded to date and there is currently no public market for our common stock.

We have a total of 150,000,000 shares of stock authorized, of which 140,000,000 are shares of common stock, $0.001 par value and 10,000,000 are shares of preferred stock, $0.001 par value. As of February 10, 2009, the Company had 4,404,500 shares of common stock outstanding held by approximately 42 shareholders of record.  To date, the Company has not paid dividends on its common stock.  At present, we do not anticipate paying any dividends on our common stock in the foreseeable future and intend to devote any earnings to the development of our business.  We have no outstanding shares of Preferred Stock.  We currently have 2,165,000 options outstanding, which options were granted to various consultants of the Company in consideration for services rendered to the Company between November 2005 and September 2007, which options have a five year term, an exercise price of $0.375 per share and contain a cashless exercise provision.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have he ability to elect all of the Directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

We have authorized the issuance of up to 10,000,000 shares of preferred stock, with a par value of $0.001 per share ("Preferred Stock"). We have no present plans for the issuance of such Preferred Stock. The issuance of such Preferred Stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock. It is not possible to state the actual effect of the issuance of any shares of Preferred Stock on the rights of holders of the Common Stock until the board of directors determines the specific rights of the holders of the Preferred Stock.

However, these effects may include, among other things:

- Restricting dividends on the Common Stock;
- Diluting the voting power of the Common Stock;
- Impairing the liquidation rights of the Common Stock; and
- Delaying or preventing a change in control of the Company without further action by the stockholders.

Recent Sales of Unregistered Securities

In January 2009, we issued an aggregate of 540,000 shares of our common stock to certain individuals for services rendered to the Company for the fiscal year ended November 30, 2008, including 250,000 shares to our Chief Financial Officer, Carey Birmingham, 250,000 shares to our corporate counsel, David M. Loev, 20,000 shares to our Chief Executive Officer, Robert Kremer, and 20,000 shares to Kenneth Kremer, as significant shareholder of the Company and the brother of Robert Kremer.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the event that we are unable to raise additional funding through the sale of debt and/or equity to fund the plan of operations and growth strategy set forth above, we will be unable to expand our operations.  As a result, in the event we are unable to raise additional funding, we will not be able to undertake the marketing and advertising plans set forth above and will concentrate on maximizing the margins on the products we currently produce instead of expanding into new product lines.  Furthermore, while we currently anticipate being able to continue our operations for only three (3) to six (6) months if we fail to raise additional capital in the future, we also anticipate that if needed, our officers and shareholders will continue to loan us money on an as needed basis to support our operations moving forward; however, no officer or shareholder has provided us any written confirmation or agreement to provide us funding in the future other than what has been disclosed below under “Liquidity and Capital Resources,” and as such, we cannot provide any assurances that such individuals will provide us funding in the future.

Critical Accounting Policies:

Inventories- Inventories are stated at the lower of cost or market. Cost is determined using the actual costs of parts and an allocation of labor and packing costs.

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

RESULTS OF OPERATION FOR THE YEAR ENDED NOVEMBER 30, 2008 COMPARED TO THE YEAR ENDED NOVEMBER 30, 2007

We had total revenues of $7,731 for the year ended November 30, 2008, compared to total revenues of $29,657 for the year ended November 30, 2007, a decrease in total sales from the prior period of $21,926 or 71%.  The decrease in sales was due to a $10,153 or 56.8% decrease in merchandise sales, to $7,731 for the year ended November 30, 2008, compared to $17,884 for the year ended November 30, 2007; a decrease of $9,896 in merchandise sales – related party, from $9,896 for the year ended November 30, 2007, compared to no merchandise sales – related party for the year ended November 30, 2008; and a decrease of $1,877 in royalty revenues – related party, from $1,877 for the year ended November 30, 2007, compared to no royalty revenue – related party for the year ended November 30, 2008.

The decrease in revenues was mainly due to the general downturn in overall retail sales during the year ended  November 30, 2008, compared to the year ended November 30, 2007, due to among other things, the ongoing recession, the credit market crunch and the overall uncertainty regarding the economy as a whole.  The Company anticipates having lower sales volumes until such time as the economy, and consumer spending in general, increases, if ever.

We had cost of sales of $2,784 for the year ended November 30, 2008, compared to cost of sales of $13,517 for the year ended November 30, 2007, a decrease in cost of revenue from the prior period of $10,733 or 79.4% from the prior period.  The decrease in cost of sales is attributable to a decrease in manufacturing expenses in connection with reduced production during the year ended November 30, 2008 compared to the year ended November 30, 2007.

We had cost of sales as a percentage of revenue of 36.0% for the year ended November 30, 2008, compared to cost of sales as a percentage of revenue of 45.6% for the year ended November 30, 2007, a decrease in cost of sales as a percentage of revenue of 9.6%.  The main reason for the decrease in cost of revenues as a percentage of sales was due to a surplus of inventory caused by the decrease in production and related lead times, which in turn lowered our manufacturing costs.

We had general and administrative expenses of $216,239 for the year ended November 30, 2008, compared to general and administrative expenses of $790,662 for the year ended November 30, 2007, a decrease in general and administrative expenses of $574,423 or 72.6%.  The decrease in general and administrative expenses was primarily a result of certain one time expenses associated with expenses for warrants issued to consultants during the year ended November 30, 2007, which expenses were significantly less for the year ended November 30, 2008.

We had interest expense of $13,291 for the year ended November 30, 2008, compared to interest expense of $3,783 for the year ended November 30, 2007, a increase in interest expense from the prior period of $9,508 or 251.3%.  The increase in interest expense was mainly due to the amortization of the beneficial conversion feature of the Note, described below.

We had a net loss of $224,583 for the year ended November 30, 2008, compared to a net loss of $778,305 for the year ended November 30, 2007, a decrease in net loss of $553,722 or 71.4% from the prior period. The decrease in net loss was mainly attributable to the $574,723 or 72.6% decrease in general and administrative expenses, offset by the $21,926 71.4% decrease in revenues for the year ended November 30, 2008, compared to the year ended November 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $4,587 as of November 30, 2008, consisting solely of current assets, which included $186 of cash, and $4,401 of inventory.  The Company purchases inventory for its products on an as needed basis, and as such, the Company has approximately 102 completed handbags in inventory as of the date of this filing.

We had total liabilities of $93,732 as of November 30, 2008, consisting of current liabilities, which included $2,229 of accounts payable, $12,400 of accounts payable related party, which were owed to KBK and the Company’s legal counsel, as described below, $2,489 of accrued liabilities,  $17,138 of bank credit line payable, $10,151 of related party debt, which represented amounts owed under the loans, Line of Credit and Note, described below, and total long term debt – related parties of $49,325, consisting of amounts owed to BFP, KBK and Mr. Kremer (as defined below).

We had negative working capital of $39,820, a total shareholders deficit of $89,145 as of November 30, 2008 and an accumulated deficit as of November 30, 2008 of $2,915,639.

We had $43,832 in net cash used in operating activities for the year ended November 30, 2008, which included $224,583 in net loss, offset by $150,000 in shares issued for services and $3,600 and $2,298 of imputed rent expense and imputed interest expense, respectively. We acquired $4,401 in inventory and we had a decrease of $4,169 in accounts receivable. Also there was an increase of $2,229 in accounts payable and a $607 increase in accruals which attributed to the net cash used in operating activities for the year ended November 30, 2008.

We had $43,154 of net cash provided by financing activities for the year ended November 30, 2008, which included $35,968 in loans from stockholders mainly relating to a revolving credit note with BFP Texas, Ltd. (described below), an increase in short term debt of $2,837 and $4,349 of related party contributions.

We have a credit card line of credit of $17,500 with Bank of America.  The current balance as of November 30, 2008 was $17,138.  Interest of 24% is payable monthly on the unpaid balance.  There is no collateral and the credit line renews annually.

We entered into a revolving line of credit agreement with one of our shareholders, Michael Sonaco, in July 2005 (“Line of Credit”).  We could borrow up to $25,000 under the Line of Credit, but had only borrowed $8,000 as of August 4, 2006, when the Line of Credit was replaced by another line of credit in the amount of $8,000.  The Line of Credit bears no interest and any unpaid principal was due on December 31, 2007, was previously extended until December 31, 2008 and was extended again as of September 1, 2008, to December 31, 2009.   The balance of the Line of Credit as of the filing of this Report was $8,000.

On July 15, 2005, we entered into a loan agreement with KBK, Inc. (“KBK”), which is controlled by our Chief Executive Officer and President, Robert Kremer, for $1,000.  The loan agreement was to mature on December 31, 2006 and had an interest rate of 0%, provided the loan was not in default.  On or about December 15, 2006, the loan with KBK was increased to $3,000 and the maturity date of the loan was extended until December 31, 2007, and the maturity date has previously been further extended until December 31, 2008, and again to December 31, 2009 and the amount of the loan has been increased to $4,000.  The interest rate remains 0% per annum, unless the Company defaults on payments due under the note, at which time the interest rate will increase to 10% per annum.  The balance of the loan agreement as of the filing of this Report was $3,357.

In July 2005, the Company issued a $27,500 Note Payable to the Company’s attorney, David M. Loev (the “Note”), in consideration for legal services rendered and to be rendered on behalf of the Company in connection with the drafting of our Private Placement Memorandum and the drafting and accompanying amendments associated with a Form S-1 registration statement.  On September 28, 2007, we entered into a convertible promissory note with Mr. Loev, which replaced the prior Note, and evidenced $10,000 of a total of $22,500 owed to Mr. Loev by the Company, which included $5,000 the Company agreed to pay Mr. Loev upon the receipt of the first round of comments (if any) on our Registration Statement by the Commission, which amount has been paid to date, and $7,500 which the Company agreed to pay Mr. Loev upon the effectiveness of our Registration Statement, which amount has not been paid to date. On or about October 6, 2008, we entered into an Amended and Restated Convertible Promissory Note that replaced the previous convertible promissory note.  The Amended and Restated Convertible Promissory Note bears interest at the rate of 5% per annum, and is due on March 31, 2009.  Any amounts not paid when due accrue interest at the rate of 15% per annum, can be converted by Mr. Loev into shares of our common stock at an exercise price of $0.10 per share.  We have also previously issued Mr. Loev an aggregate of 800,000 shares of our common stock and options to purchase up to 350,000 shares of our common stock at an exercise price of $0.375 per share, in consideration for legal services rendered to the Company.  The balance of the loan as of the filing of this report was $10,151.

On January 13, 2006, we entered in a loan agreement with Robert Kremer, our Chief Executive Officer.  The loan agreement was for a total of $2,000, which amount does not bear interest unless such amount is in default, in which case it bears interest at the rate of 10% per annum.  The outstanding amount of the loan agreement was due December 31, 2007, but has previously been extended to December 31, 2008, and effective as of November 1, 2008, to December 31, 2009.  On or around November 1, 2008, the Company entered into a new loan agreement with Mr. Kremer, which modified the terms of the original loan agreement to increase the amount available under the loan to $9,000. The balance of this loan as of the filing of this Report was approximately $9,000.

On February 12, 2008, we entered into a Master Revolving Line of Credit Agreement (the “BFP Line of Credit”) with BFP Texas, Ltd., which is controlled by our Chief Financial Officer, Carey G. Birmingham (“BFP”).  Pursuant to the Line of Credit, BFP agreed to provide us up to $12,000 in funding, which amount does not bear interest and is due December 31, 2009.  In June 2008, the amount we are able to borrow under the Line of Credit was increased to $16,000 and in July 2008, the amount we are able to borrow under the Line of Credit was increased to $20,000. In August 2008, the amount we were able to borrow under the Line of Credit was increased to $30,000.  As of the date of this Report, a total of approximately $28,968 had been borrowed under the Line of Credit.  In January, 2009, the Line of Credit Note from BFP Texas, Ltd. was increased to $35,000, with no changes in the other terms of the Note.

Other than as described above, the Company has no commitments from officers, director or affiliates to provide funding, other than the Line of Credit and the BFP Line of Credit described above.  Our growth and continued operations could be impaired by limitations on our access to the capital markets.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders and with the very limited amount of sales revenue we have generated to date.  We believe that we can continue our business operations for approximately the next three (3) to six (6) months with the cash on hand we had as of the filing of this report.  We anticipate the need for approximately $30,000 in additional funding to support our operations for the next 12 months, which amount does not include approximately $44,407 which we will need to repay our outstanding current liabilities prior to November 30, 2009.   Due to the fact that we had $39,820 of negative working capital and an accumulated deficit of $2,915,639 as of November 30, 2008, our auditors expressed concern over our ability to continue as a going concern.  We anticipate that our founders and shareholders will continue to support our operations and loan us additional funds on an as needed basis until such time as we can support our operations with revenues from our products, if ever; however, no shareholder has committed in writing to providing us additional funding for our operations other than pursuant to the various notes and line of credits described above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Michael Lambert, Inc.
San Antonio, Texas

We have audited the accompanying balance sheets of Michael Lambert, Inc. (MLI) as of November 30, 2008 and November 30, 2007, the related statements of operations, changes in shareholders' deficit and cash flows for each of the years then ended.  These financial statements are the responsibility of MLI's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  MLI is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of MLI’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLI as of November 30, 2008 and November 30, 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that MLI will continue as a going concern.   As discussed in Note 2 to the financial statements, MLI has a working capital deficit and has incurred net losses from operations, which raise substantial doubt about its ability to continue as a going concern.   MLI's plans regarding those matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 25, 2009

MICHAEL LAMBERT, INC.
BALANCE SHEETS

	November 30, 2008	November 30, 2007
ASSETS
CURRENT ASSETS
Cash	$186	864
Accounts receivable	-	437
Accounts receivable – related party	-	3,732
Inventory	4,401	-
TOTAL CURRENT ASSETS	$4,587	5,033

LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$2,229	2,390
Accounts Payable – related party	12,400	-
Accrued liabilities	2,489	-
Bank credit line payable	17,138	14,301
Related Party Debt	10,151	-
Short-term debt, net of discount	-	151
Total current liabilities	44,407	16,842

Long Term Debt – related parties	49,325	13,000
TOTAL LIABILITIES	93,732	29,842

Commitments and contingencies	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 140,000,000 shares authorized,3,864,500 and 3,564,000 shares issued and outstanding at November 30, 2008 and 2007, respectively
	3,864	3,564
Additional paid-in-capital	2,822,630	2,662,683
Accumulated deficit	(2,915,639)	(2,691,056)

TOTAL SHAREHOLDERS' DEFICIT	(89,145)	(24,809)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$4,587	5,033
The accompanying notes are an integral part of the financial statements.

MICHAEL LAMBERT, INC.
STATEMENTS OF OPERATIONS
For the Years Ended November 30, 2008 and 2007

	2008	2007

Merchandise sales	$7,731	$17,884
Merchandise sales – related party	-	9,896
Royalty revenue – related party	-	1,877
Total revenue	7,731	29,657

Cost of sales	2,784	13,517

Gross profit	4,947	16,140

General and administrative expenses	216,239	790,662
Interest expense	13,291	3,783

Total expenses	232,314	794,445

Net loss	$(224,583)	$(778,305)

Basic and diluted net loss
per common share	$(0.06)	$(0.22)

Basic and diluted weighted average common
shares outstanding	3,822,014	3,487,996

The accompanying notes are an integral part of the financial statements.

MICHAEL LAMBERT, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Years Ended November 30, 2008 and 2007

	Common Shares	Common Stock at Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total

Balances at November 30, 2006	3,454,500	$3,454	$1,865,638	$(1,912,751)	$(43,659)
Common shares issued
- for cash	8,000	8	3,992		4,000
- for services	290,000	290	144,710		145,000
- for note conversion	2,000	2	998		1,000
Shares canceled	(190,000)	(190)	190		-
Stock warrant expense	-	-	615,915	-	615,915
Beneficial conversion feature – short-term debt	-	-	10,000	-	10,000
Contribution to capital	-	-	18,500	-	18,500
Imputed rent expense	-	-	1,800	-	1,800
Imputed interest expense	-	-	940	-	940
Net loss	-	-	-	(778,305)	(778,305)
Balances at November 30, 2007	3,564,500	3,564	2,662,683	(2,691,056)	(24,809)
Common shares issued - for services	300,000	300	149,700	-	150,000
Imputed rent expense	-	-	3,600	-	3,600
Contribution to capital	-	-	4,349	-	4,349
Imputed interest expense	-	-	2,298	-	2,298
Net loss	-	-	-	(224,583)	(224,583)
Balances at November 30, 2008	3,864,500	$3,864	$2,822,630	$(2,915,639)	$(89,145)
The accompanying notes are an integral part of the financial statements.

MICHAEL LAMBERT, INC.
STATEMENT OF CASH FLOWS
For the Years Ended November 30, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(224,583)	$(778,305)

Adjustments to reconcile net loss to
cash used in operating activities:
Share based compensation	150,000	760,915
Imputed rent expense	3,600	1,800
Amortization of discount on short-term debt	9,849	151
Imputed interest expense	2,298	940
Changes in:
Accounts receivable	4,169	(4,169)
Inventory	(4,401)	-

Accounts payable	2,229	-

Accrued liabilities	607	(5,529)
Accounts payable - related parties	12,400	-

NET CASH USED IN OPERATING ACTIVITIES	(43,832)	(24,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	35,968	6,000
Proceeds from short term debt	2,837	14,301
Contributions to capital	4,349	-
Principal payments on loans from stockholders	-	(1,000)
Proceeds from sale of common stock	-	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,154	23,301

Net change in cash	(678)	(896)

Cash balance, beginning of year	864	1,760

Cash balance, end of year	$186	$864

SUPPLEMENTAL DISCLOSURES:
Beneficial conversion feature of short-term debt	$-	$10,000
Common stock issued for note conversion	-	1,000
Contribution to capital for forgiveness of debt by related party	-	18,500
Cash paid for interest	-	-
Cash paid for income taxes	-	-
The accompanying notes are an integral part of the financial statements.

MICHAEL LAMBERT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -  Michael Lambert, Inc. was formed as a sole proprietorship on July 1, 2005 and incorporated in Nevada on November 2, 2005 and is engaged in the design, manufacture and sale of handbags and accessories.  In addition, MLI has licensed the use of its name and trademark to a related-party under an agreement that entitles it to receive royalty revenues.

Stage of Operations –Michael Lambert, Inc. came out of the development stage during the year ended November 30, 2007 as it began operations and began recognizing revenue.

Use of Estimates - In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents - All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Inventories- Inventories are stated at the lower of cost or market. Cost is determined using the actual costs of parts and an allocation of labor and packing costs.

Revenue Recognition- MLI recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered, the sales price is fixed or determinable and collectibility is reasonably assured.  This typically occurs when the customer takes delivery of the product.

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

Income Taxes- MLI recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when differences are expected to be recovered.  MLI provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Earnings Per Share - Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis.  For the years presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Compensation - MLI accounts for its employee stock option plans under the provisions of SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.”  MLI accounts for the fair value of equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services.”  MLI measures non-employee awards on the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a "performance commitment"); or the date at which the counterparty's performance is complete.  When there is no performance commitment and the award is immediately vested and nonforfeitable, the awards are measured and recognized at the date the contract is entered into.

MLI periodically issues shares of common stock to non-employees in exchange for services provided.  The value of the shares is equal to quoted market price on either the date an agreement to issue the shares is signed or the date the director approves the issuance.  In periods where no quoted market price exists, MLI estimates the fair value of the award using the last cash sale of common stock.  MLI records the value of the shares as an expense.

Beneficial Conversion Feature - The convertible feature of certain of MLI’s convertible notes provided for a rate of conversion that was below market value (see Note 4).  Such feature is normally characterized as a beneficial conversion feature.  Pursuant to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” the estimated relative fair value of the BCF was recorded as a discount from the face amount of the convertible note.  MLI uses the Black-Scholes method to calculate the intrinsic value of the convertible instrument and amortizes the discount using the effective interest method through the conversion or maturity date of such instrument.

Recently Issued Accounting Pronouncements- MLI does not expect the adoption of recently issued accounting pronouncements to have a significant effect on MLI's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As indicated in the accompanying financial statements, MLI has had minimal operations and an accumulated deficit of $2,915,639 as of November 30, 2008.  These conditions raise substantial doubt as to MLI's ability to continue as a going concern.  Management is trying to raise additional capital through sales of MLI's common stock and is seeking financing from third parties.  The financial statements do not include any adjustments that might be necessary if MLI is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

On August 29, 2005, MLI entered into a Name & Trademark License Agreement with KBK, Inc., which is majority-owned and controlled by Robert Kremer, MLI's sole officer and director, and Kenneth Kremer.  The agreement allows KBK to use MLI's trademark in connection with the manufacture, sale and distribution of decorative fabrics and furniture within the United States.  The agreement is effective for one year and renewable for successive one year periods if requested by KBK and granted by MLI.  KBK is required to pay MLI a 5% royalty on the sale of any products that contain the trademark.  MLI had related party sales with KBK in 2007.  MLI has recorded related party purse sales with KBK of $9,896 and $0 and related party receivable of $3,732 and $0 as of and for the year ended November 30, 2007 and November 30, 2008, respectively.

Beginning January 1, 2008, MLI currently sub-leases office space from KBK through a lease which expired on August 31, 2008.This lease was modified in September 2008 to provide for a term expiring on December 31, 2008 and carrying lease payments of $0 per month.  Future minimum lease commitment is $0.  Prior to this agreement, MLI was on a month to month sub-lease which could be terminated at any time by KBK.  MLI has recorded imputed rent expense of $3,600 for the year ended November 30, 2008.  The amount of imputed rent expense was determined by reference to the actual amount of rent currently paid by KBK for the space.

KBK owned 4.5% of MLI's outstanding common shares as of November 30, 2008 and has the option to purchase an additional 100,000 shares.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

On August 30, 2005, MLI entered into a $27,500 note in consideration for legal services relating to the preparation of a private placement memorandum and the registration of MLI's stock with the Securities and Exchange Commission.  The attorney also received 550,000 shares of common stock for his services and was granted the option to purchase an additional 350,000 shares.  This note was amended on September 7, 2007 wherein the attorney forgave $18,500 and the interest rate was changed to 5%.  The $18,500 was accounted for as a contribution to capital due to the related party nature of the transaction.  This note was changed to $10,000 and matures on March 31, 2009.  This note and any accrued unpaid interest is convertible into MLI’s common stock by the attorney at $.10 per share after maturity, upon demand.  This note is not a derivative instrument.  MLI determined that the value of the embedded beneficial conversion feature of this note at the time of issuance to be $10,000.  MLI is amortizing this discount over the life of the note and charged $9,849 to interest expense for the year ended November 30, 2008.

We entered into a revolving line of credit agreement with one of our shareholders, Michael Sonaco, in July 2005 (“Line of Credit”).  We could borrow up to $25,000 under the Line of Credit, but had only borrowed $8,000 as of August 4, 2006, when the Line of Credit was replaced by another line of credit in the amount of $8,000.  The Line of Credit bears no interest and any unpaid principal was due on December 31, 2007, was previously extended until December 31, 2008 and was extended again as of September 1, 2008, to December 31, 2009.   The balance of the Line of Credit as of the filing of this Report was $8,000.

On July 15, 2005, we entered into a loan agreement with KBK, Inc. (“KBK”), which is controlled by our Chief Executive Officer and President, Robert Kremer, for $1,000.  The loan agreement was to mature on December 31, 2006 and had an interest rate of 0%, provided the loan was not in default.  On or about December 15, 2006, the loan with KBK was increased to $3,000 and the maturity date of the loan was extended until December 31, 2007, and the maturity date has previously been further extended until December 31, 2008, and again to December 31, 2009 and the amount of the loan has been increased to $4,000.  The interest rate remains 0% per annum, unless the Company defaults on payments due under the note, at which time the interest rate will increase to 10% per annum.  The balance of the loan agreement as of the filing of this Report was $3,357.

On January 13, 2006, we entered in a loan agreement with Robert Kremer, our Chief Executive Officer.  The loan agreement was for a total of $2,000, which amount does not bear interest unless such amount is in default, in which case it bears interest at the rate of 10% per annum.  The outstanding amount of the loan agreement was due December 31, 2007, but has previously been extended to December 31, 2008, and effective as of November 1, 2008, to December 31, 2009.  On or around November 1, 2008, the Company entered into a new loan agreement with Mr. Kremer, which modified the terms of the original loan agreement to increase the amount available under the loan to $9,000. The balance of this loan as of the filing of this Report was approximately $9,000.

On February 12, 2008, we entered into a Master Revolving Line of Credit Agreement (the “BFP Line of Credit”) with BFP Texas, Ltd., which is controlled by our Chief Financial Officer, Carey G. Birmingham (“BFP”).  Pursuant to the Line of Credit, BFP agreed to provide us up to $12,000 in funding, which amount does not bear interest and is due December 31, 2009.  In June 2008, the amount we are able to borrow under the Line of Credit was increased to $16,000 and in July 2008, the amount we are able to borrow under the Line of Credit was increased to $20,000. In August 2008, the amount we were able to borrow under the Line of Credit was increased to $30,000.  As of the date of this Report, a total of approximately $28,968 had been borrowed under the Line of Credit.  In January, 2009, the Line of Credit Note from BFP Texas, Ltd. was increased to $35,000, with no changes in the other terms of the Note.

NOTE 5 – BANK CREDIT LINE PAYABLE

MLI has a credit card line of credit of $17,500 with Bank of America.  The current balance as of November 30, 2008 was $17,138.  Interest of 24% is payable monthly on the unpaid balance.  There is no collateral and the credit line renews annually.

NOTE 6 - CAPITAL STOCK

During the year ended November 30, 2007, MLI issued 290,000 shares of common stock to non-employees in exchange for services rendered on its behalf, which had a fair value of $145,000.  Two shareholders transferred 20,000 shares of their stock of MLI to a service provided for services provided to the company.  The 40,000 shares were accounted for as returned to the company and canceled and issued by the company.  The fair value was $20,000.  MLI canceled 190,000 shares of common stock that were issued to non-employees in exchange for services in prior years due to an agreement between MLI and the non-employees that the level of service received did not meet MLI’s original expectation.  These shares when issued were fully vested and non-forfeitable and MLI expensed the full value when issued.  MLI accounted for the cancellation as a repurchase of the shares with no consideration.  MLI sold 8,000 shares of common stock for $4,000 and converted a note payable of $1,000 for 2,000 shares.

During the year ended November 30, 2008, MLI issued 300,000 shares of common stock to related parties in exchange for services rendered on its behalf, which had a fair value of $150,000.

NOTE 7 - STOCK WARRANTS

On November 2, 2005, MLI awarded 1,200,000 warrants to non-employees in exchange for services.  All of the outstanding warrants had no explicit service period, vested immediately, were exercisable at $0.375 per share and will expire on November 2, 2010.  MLI estimated the fair value of the warrants to be $533,132 using the Black-Scholes pricing model and expensed the entire value during 2005.  During 2007, MLI determined the level of service received from some of the warrant holders did not meet MLI’s original expectation and came to a mutual agreement with the warrant holders to reduce the number of warrants granted due to dissatisfaction over the level of services that had been performed.  As a result of this agreement, 435,000 warrants of the original 1,200,000 were cancelled.  MLI accounted for the cancellation as a repurchase of warrants with no consideration.

Also, during 2007 MLI granted 1,400,000 warrants to non-employees in exchange for services.  All of the outstanding warrants had no explicit service period, vested immediately, were exercisable at $0.375 per share and will expire on November 2, 2012.  The fair value of the warrants determined using the Black-Scholes model was $615,915.  Because the warrants all vested immediately, the entire value of the warrants was expensed in 2007.  The assumptions used to value the warrants are as follows:  Dividend Yield:  0%, Expected Volatility:  182.89%, Risk-Free Rate:  4.9%, Expected Term:  2.5 Years.

The following table summarizes common stock warrants issued and outstanding:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Exercisable at November 30, 2006	1,200,000
Granted	1,400,000	$.375			$0.44
Cancelled	(435,000)	$.375
Outstanding at November 30, 2007	2,165,000	$.375	3	$270,625
No activity in fiscal 2008
Outstanding at November 30, 2008	2,165,000	$.375	3	$270,625
Exercisable at November 30, 2008	2,165,000

NOTE 8 - INCOME TAXES

As of November 30, 2008, MLI accumulated a net operating loss of $74,583 which resulted in a deferred tax asset of $51,818  This loss may be used to offset future taxable income earned and will begin expiring in 2025. Due to the substantial doubt regarding MLI's ability to continue as a going concern, management has recorded a full valuation allowance against the deferred tax asset.

NOTE 9 - SUBSEQUENT EVENTS

In January 2009, a total of 540,000 shares valued at $270,000 were issued to 4 individuals, including our President/CEO, or CFO and our corporate counsel for services.

In January, 2009, the Line of Credit Note from BFP Texas, Ltd. was increased to $35,000. The interest rate is 0% and note is due December 31, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   They were deemed not effective due to adjustments disclosure omissions identified by our Independent Registered Public Accounting firm.  The Company will continue to take steps to identify matters of accounting and disclosure.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, CONTROL PERSONS AND SIGNIFICANT EMPLOYEES

The following table sets forth the name, age and position of our director and executive officer:

NAME	AGE	POSITION	TERM EXPIRES

Robert Kremer	61	Chief Executive Officer, President, Secretary, Treasurer and Director	At the next annual meeting of shareholders (1) and until his successor is elected and qualified

Carey G. Birmingham	53	Chief Financial Officer	Until his successor is elected by the Board of Directors

(1)   The Company does not currently have a planned date for its next annual meeting of shareholders.

Robert Kremer

Robert Kremer has served as our Chief Executive Officer, President, Secretary, Treasurer and Director since our incorporation on November 2, 2005.  From November 2, 2005 to November 2007, Mr. Kremer served as our Chief Financial Officer.  Since January 1981, Mr. Kremer has served as the President of KBK, Inc., a Texas corporation which is a wholesale seller of decorative products.  Mr. Kremer obtained his Bachelors in Business degree in management from the University of Texas in Austin, Texas, in 1970.  Currently Mr. Kremer spends approximately 80% of his working time, representing approximately 45-55 hours per week on the operations of KBK and 20% of his working time, representing approximately 5-10 hours on the Company’s business.  Mr. Kremer anticipates spending more time on the Company’s operations as the Company grows.

Carey G. Birmingham

Carey G. Birmingham has served as our Chief Financial Officer since November 2007.  Since May 2008, Mr. Birmingham has served as Vice President, Secretary, Treasurer and Director of SEV, Inc., a Nevada corporation.  Mr. Birmingham has served as the President, Chief Executive Officer and as a Director of United Restaurant Management, Inc. [UREM:OTC BB](“URM”) since April 2006.  Additionally, from September 1999 through September 2003, Mr. Birmingham served as President, Executive Vice President and Director of URM. He originally resigned as a Director of URM in September 2003 and resigned as Executive Vice President in April 2004, prior to being reappointed as URM’s sole officer and Director in April 2006. Mr. Birmingham served as President of Baseline Oil & Gas Corp. [BOGA:OTC BB] ("Baseline") from January 2004 to November 2006. Between January 2004 and February 2006, Mr. Birmingham served as a Director of Baseline.

---------------------------------

Our Director is elected annually and holds office until our next annual meeting of the shareholders and until his successor is elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors (consisting solely of Mr. Kremer), absent any employment agreement. Our officers and Director may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options (please note as used in this Report, the term options refers to the same securities which are called warrants in the Company’s financial statements attached hereto).  Our Director may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the then remaining director(s).

Involvement In Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Audit Committee

Due to the Company's size, the Board of Directors does not have an Audit Committee.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors has evaluated the business of the Company and the number of employees and determined that since the Company is operated by a relatively small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Kremer CEO, President, Secretary, Treasurer and Director	2008	-	-	$10,000	(1)	-		-	-	-	$10,000
	2007	-	-	-		$175,976	(2)	-	-	-	$175,976
	2006	-	-	-		-		-	-	-	-

Carey G. Birmingham Chief Financial Officer	2008	-	-	$125,000	(3)	-		-	-	-	$125,000
	2007 (4)	-	-	$125,000	(5)	$109,985	(6)	-	-	-	$234,985

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) Represents the value of 20,000 shares of common stock (valued at $0.50 per share) issued to Mr. Kremer in January 2009 in consideration for services rendered to the Company as Chief Executive Officer during the year ended November 30, 2008.

(2) Represents the value of 400,000 five year options to purchase shares of our common stock at an exercise price of $0.375 per share issued to Mr. Kremer and 50,000 five year options to purchase shares of our common stock at an exercise price of $0.375 per share issued to KBK, Inc., a company controlled by Mr. Kremer. The value of the options have been calculated in connection with FAS 123(R).  The number of options granted to Mr. Kremer was determined by the Board of Directors in its sole determination based on the Board’s determination of the value of Mr. Kremer’s services to the Company.

(3) Represents the value of 250,000 shares of common stock (valued at $0.50 per share) issued to Mr. Birmingham in January 2009 in consideration for services rendered to the Company as Chief Financial Officer during the year ended November 30, 2008.

(4) Mr. Birmingham was appointed Chief Financial Officer of the Company on November 30, 2007.

(5) Represents the value of 250,000 shares of the Company’s restricted common stock issued to Mr. Birmingham in January 2008, in consideration for services rendered to the Company which were valued at $0.50 per share.

(6) Represents the value of 250,000 five year options to purchase shares of our common stock at an exercise price of $0.375 per share issued to Mr. Birmingham. The value of the options have been calculated in connection with FAS 123(R).   The number of options granted to Mr. Birmingham was determined by the Board of Directors in its sole determination based on the Board’s determination of the value of Mr. Birmingham’s services to the Company.

Neither Robert Kremer nor Carey G. Birmingham receive or accrue a salary other than the options and shares they have been issued in the past in consideration for services rendered. Mr. Kremer does not receive any compensation for his service to the Board of Directors other than the compensation he receives as an executive officer of the Company.  It is anticipated that they will not receive a salary until we obtain a minimum of $150,000 in annual revenues, of which there can be no assurance; however, it is anticipated that they will continue to receive share and/or option grants for services rendered moving forward.

Outstanding Equity Awards at Fiscal Year End:

OPTION AWARDS							STOCK AWARDS

	Number Of Securities Underlying Unexercised		Number Of Securities Underlying Unexercised	Equity Incentive Plan: Number Of Securities Underlying Unexercised	Option		Number Of Shares Or Units Of Stock	Market Value Of Share Or Units Of Stock	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights	Equity Incentive Plan Awards: Market Of Unearned Shares, Units Or Other Rights
	Options		Options	Unearned	Exercise	Options	That Have Not	That Have Not	That Have Not	That Have Not
	(#)		(#)	Option	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable		Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Robert Kremer	250,000	(1)	0	0	$0.375	November 2, 2010	0	0	0	0
	50,000	(2)	0	0	$0.375	February 10, 2012	0	0	0	0
	400,000	(2)	0	0	$0.375	September 26, 2012	0	0	0	0
Carey G. Birmingham	100,000		0	0	$0.375	November 2, 2010	0	0	0	0
	250,000		0	0	$0.375	September 26, 2012	0	0	0	0

(1) Includes 200,000 options held by Robert Kremer and 100,000 options held in KBK, Inc., a corporation beneficially controlled and owned by Mr. Kremer.  The terms of these options included a cashless exercise provision and a lifespan of 5 years.  The options have an exercise price of $0.375 per share.  The options vested immediately and the holders are able to exercise the options at any time.  A form of Stock Option Agreement which includes the material terms of the options is incorporated by reference hereto as Exhibit 10.9.

(2) Represents options held by KBK, Inc.

(3) Includes 400,000 options held by Robert Kremer. The terms of these options included a cashless exercise provision and a lifespan of 5 years.  The options have an exercise price of $0.375 per share.  The options vested immediately and the holders are able to exercise the options at any time.  A form of Stock Option Agreement which includes the material terms of the options is incorporated by hereto as Exhibit 10.9.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

No member of our Board of Directors has ever received any separate compensation other than the salary, if any, that they receive as an executive of the Company; however, the Board of Directors (consisting solely of Mr. Kremer) reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Mr. Kremer, determines the compensation given to our executive officers in his sole determination. As our executive officers currently draw no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance.

This package may also include long term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.

In the past, Mr. Kremer has received shares of common stock and options in consideration for services rendered to the Company, and it is anticipated that Mr. Kremer will continue to receive stock based compensation either in the form of shares of our common stock or options to purchase shares of our common stock from time to time, as may be determined by the Board of Directors, until such time as the Board of Directors, in its sole determination, determines that the Company has sufficient cash on hand to pay Mr. Kremer a salary, if ever.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors.

Criteria for Compensation Levels

The Company seeks to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its officers, employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Company’s Chief Executive Officer, if any) and the Company (in establishing compensation levels for other executives, if any) may consider many factors, including, but not limited to, the individual’s abilities and performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. In determining compensation levels, the Board of Directors may also consider the experience level of each particular individual and/or the compensation level of executives in similarly situated companies in our industry.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment agreements (if any), or annually, but may be reviewed more often as deemed appropriate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of February 10, 2009 and by the officers and director, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

	Common Stock Beneficially Owned		Percentage Owned (1)

Robert Kremer (2)	1,860,000	(3)	36.4%	(4)
CEO, President, Secretary, Treasurer and Director
121 Interpark Blvd., Suite 1204 San Antonio, Texas 78216

Kenneth Kremer (2)	1,600,000	(5)	32.0%	(6)
11502 Whisper Ledge San Antonio, Texas 78230

David M. Loev	1,150,000	(7)	24.2%	(8)
6300 West Loop South, Suite 280 Bellaire, Texas 77401

Carey Birmingham Chief Financial Officer	1,152,000	(9)	24.2%	(10)
20222 Creek Farm San Antonio, Texas 78259

Officers and Director as a Group (2 persons)	3,012,000		55.2%	(11)

(1)	Using 4,404,500 shares outstanding as of February 10, 2009, unless otherwise stated.

(2)	Robert and Kenneth Kremer are brothers.

(3)
This number includes 1,000,000 shares held in Robert Kremer’s name, 600,000 five year options to purchase shares of our common stock at $0.375 per share, held by Mr. Kremer to purchase shares of our common stock, as well as 160,000 shares of our common stock held by KBK, Inc., which is controlled by Mr. Kremer and 100,000 five year options to purchase shares of our common stock at $0.375 per share, held by KBK, Inc.  The options are described in greater detail below under “Certain Relationships and Related Transactions.”

(4)	Using 5,104,500 shares outstanding, assuming the full exercise of the 700,000 options beneficially owned by Robert Kremer.

(5)
Includes 1,000,000 shares held by Kenneth Kremer and 600,000 five year options to purchase shares of our common stock at $0.375 per share, held by Kenneth Kremer. The options are described in greater detail below under “Certain Relationships and Related Transactions.”

(6)	Using 5,004,500 shares outstanding, assuming the full exercise of the 600,000 options held by Kenneth Kremer.

(7)
Includes 800,000 shares held by Mr. Loev and 350,000 five year options to purchase shares of our common stock at $0.375 per share, held by Mr. Loev. The options are described in greater detail below under “Certain Relationships and Related Transactions.”

(8)	Using 4,754,500 shares outstanding assuming the full exercise of the 350,000 options held by Mr. Loev.

(9)
Includes 800,000 shares of common stock held by Mr. Birmingham 2,000 which Mr. Birmingham owns through his beneficial ownership of BFP Texas, Ltd., which holds 2,000 shares of our common stock and 350,000 five year options to purchase shares of our common stock at $0.375 per share, held by Mr. Birmingham.  The options are described in greater detail below under “Certain Relationships and Related Transactions.”

(10)	Using 4,754,500 shares of common stock outstanding assuming the exercise by Mr. Birmingham of all 350,000 options which he holds.

(11)	Using 5,454,500 shares of common stock outstanding assuming the exercise by Mr. Kremer of the 700,000 options which holds and the exercise by Mr. Birmingham of the 350,000 options which he holds.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 15, 2005, we entered into a loan agreement with KBK, Inc. (“KBK”), which is controlled by our Chief Executive Officer and President, Robert Kremer, for $1,000.  The loan agreement was to mature on December 31, 2006 and had an interest rate of 0%, provided the loan was not in default.  On or about December 15, 2006, the loan with KBK was increased to $3,000 and the maturity date of the loan was extended until December 31, 2007, and the maturity date has previously been further extended until December 31, 2008, and again to December 31, 2009 and the amount of the loan has been increased to $4,000.  The interest rate remains 0% per annum, unless the Company defaults on payments due under the note, at which time the interest rate will increase to 10% per annum.  The balance of the loan agreement as of the filing of this Report was $3,357.

In July 2005, the Company issued a $27,500 Note Payable to the Company’s attorney, David M. Loev (the “Note”), in consideration for legal services rendered and to be rendered on behalf of the Company in connection with the drafting of our Private Placement Memorandum and the drafting and accompanying amendments associated with a Form S-1 registration statement.  On September 28, 2007, we entered into a convertible promissory note with Mr. Loev, which replaced the prior Note, and evidenced $10,000 of a total of $22,500 owed to Mr. Loev by the Company, which included $5,000 the Company agreed to pay Mr. Loev upon the receipt of the first round of comments (if any) on our Registration Statement by the Commission, which amount has been paid to date, and $7,500 which the Company agreed to pay Mr. Loev upon the effectiveness of our Registration Statement, which amount has not been paid to date. On or about October 6, 2008, we entered into an Amended and Restated Convertible Promissory Note that replaced the previous convertible promissory note.  The Amended and Restated Convertible Promissory Note bears interest at the rate of 5% per annum, and is due on March 31, 2009.  Any amounts not paid when due accrue interest at the rate of 15% per annum, can be converted by Mr. Loev into shares of our common stock at an exercise price of $0.10 per share.  We have also previously issued Mr. Loev an aggregate of 800,000 shares of our common stock and options to purchase up to 350,000 shares of our common stock at an exercise price of $0.375 per share, in consideration for legal services rendered to the Company.  The balance of the loan as of the filing of this report was $10,151.

On January 13, 2006, we entered in a loan agreement with Robert Kremer, our Chief Executive Officer.  The loan agreement was for a total of $2,000, which amount does not bear interest unless such amount is in default, in which case it bears interest at the rate of 10% per annum.  The outstanding amount of the loan agreement was due December 31, 2007, but has previously been extended to December 31, 2008, and effective as of November 1, 2008, to December 31, 2009.  On or around November 1, 2008, the Company entered into a new loan agreement with Mr. Kremer, which modified the terms of the original loan agreement to increase the amount available under the loan to $9,000. The balance of this loan as of the filing of this Report was approximately $9,000.

In September 2006, we issued 200,000 shares of common stock to Mr. Loev in consideration for legal services rendered to the Company.

In October 2006, we issued an aggregate of 200,000 restricted shares of our Common Stock to Mr. Birmingham in consideration for services rendered.

In or around February 2007, we granted 85,000 options to Mr. Birmingham and 50,000 options to KBK, in consideration for services rendered by Mr. Birmingham and Mr. Kremer, the Chief Executive Officer of the Company and beneficial owner of KBK.  We also granted 250,000 options to David M. Loev, in consideration for services rendered on or around February 2007.  The terms of these options included a cashless exercise provision and a lifespan of 5 years, expiring on February 10, 2012.  The options have an exercise price of $0.375 per share.  The options vested immediately and the holders are able to exercise the options at any time.  A form of Stock Option Agreement which includes the material terms of the options is attached hereto as Exhibit 10.9.

Effective January 1, 2007, we entered into a sub-lease agreement with KBK, Inc., which is controlled by our Chief Executive Officer, Robert Kremer (“KBK”), which was replaced by a sub-lease agreement entered into in January 1, 2008, described in greater detail above under “Description of Property.”

In February 2007, our Chief Executive Officer, Robert Kremer transferred 20,000 shares of common stock which he held to a non-affiliated individual in consideration for services rendered to Company.

In February 2007, Kenneth Kremer, a significant shareholder of the Company, and the brother of Robert Kremer transferred 20,000 shares of common stock which he held to a non-affiliated individual in consideration for services rendered to the Company.

In or around September 2007, we granted 400,000 options each to Robert and Kenneth Kremer, and 165,000 options to Mr.  Birmingham, in consideration for services rendered.  The terms of these options included a cashless exercise provision and a lifespan of 5 years, expiring in September 2012.  The options have an exercise price of $0.375 per share.  The options vested immediately and the holders are able to exercise the options at any time.  A form of Stock Option Agreement which includes the material terms of the options is incorporated by reference herein as Exhibit 10.9.

In November 2007, we appointed Carey Birmingham as our Chief Financial Officer.

Effective January 1, 2008, we entered into a sub-lease agreement with KBK, Inc., which is controlled by our Chief Executive Officer, Robert Kremer (“KBK”), described in greater detail above under “Description of Property.”  Since the expiration of the lease on January 1, 2009, we have continued to occupy the previously leased space provided by KBK, which is controlled by Robert Kremer, our Chief Executive Officer, on a month-to-month, rent free basis.  The arrangement is able to be terminated by either party with thirty (30) days prior notice.  Neither party currently has any plans to terminate the lease arrangement.

In January 2008, we issued 250,000 shares of our common stock to our Chief Financial Officer, Carey Birmingham in consideration for services rendered to the Company.

On February 12, 2008, we entered into a Master Revolving Line of Credit Agreement (the “BFP Line of Credit”) with BFP Texas, Ltd., which is controlled by our Chief Financial Officer, Carey G. Birmingham (“BFP”).  Pursuant to the Line of Credit, BFP agreed to provide us up to $12,000 in funding, which amount does not bear interest and is due December 31, 2009.  In June 2008, the amount we are able to borrow under the Line of Credit was increased to $16,000 and in July 2008, the amount we are able to borrow under the Line of Credit was increased to $20,000. In August 2008, the amount we were able to borrow under the Line of Credit was increased to $30,000.  As of the date of this Report, a total of approximately $28,968 had been borrowed under the Line of Credit.  In January, 2009, the Line of Credit Note from BFP Texas, Ltd. was increased to $35,000, with no changes in the other terms of the Note.

The Board of Director(s) has deemed that the share based compensation issued to consultants, officers, Directors and affiliated persons has been on terms at least as favorable as those terms which may have been offered to unaffiliated persons.

In January 2009, we issued an aggregate of 540,000 shares of our common stock to certain individuals for services rendered to the Company for the fiscal year ended November 30, 2008, including 250,000 shares to our Chief Financial Officer, Carey Birmingham, 250,000 shares to our corporate counsel, David M. Loev, 20,000 shares to our Chief Executive Officer, Robert Kremer, and 20,000 shares to Kenneth Kremer, a significant shareholder of the Company and the brother of Robert Kremer.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our Board of Directors.  In connection with the approval of the transactions described above, the Board of Directors took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, the Board of Directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended November 30, 2008 and 2007, for professional services rendered by the Company's independent principal accountants), Malone & Bailey, PC for the audit of the Company's annual financial statements as included in the Company’s Annual Reports on Form 10-K and the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $ 27,000 and $25,000, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

Exhibit 3.1(1)	Articles of Incorporation of Michael Lambert, Inc.

Exhibit 3.2(1)	Articles of Correction and Corrected Articles of Incorporation.

Exhibit 3.3(1)	Bylaws of Michael Lambert, Inc.

Exhibit 10.1(1)	Share Exchange Agreement

Exhibit 10.2(1)	Name and Trademark License Agreement

Exhibit 10.3(1)	Promissory Note (KBK, Inc.)

Exhibit 10.4(1)	Promissory Note (Robert Kremer)

Exhibit 10.5(1)	Convertible Promissory Note (David M. Loev)

Exhibit 10.6(1)	Line of Credit with Michael Sonaco

Exhibit 10.7(1)	Sublease Agreement with KBK, Inc.

Exhibit 10.8(2)	Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit 10.9(2)	Form of Stock Option Agreement

Exhibit 10.10(2)	Amended Promissory Note (Robert Kremer)

Exhibit 10.11(2)	Amended Line of Credit with Michael Sonaco

Exhibit 10.12(2)	Amended Promissory Note (KBK, Inc.)

Exhibit 10.13(2)	Amended Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit 10.14(3)	Amended Promissory Note (Robert Kremer)

Exhibit 10.15(3)	Amended Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit 10.16(4)	Amended Master Revolving Credit Line (BFP Texas, Ltd.)

Exhibit 10.17(4)	Addendum To Lease

Exhibit 10.18(5)	Amended and Restated Convertible Promissory Note with The Loev Law Firm, PC

Exhibit 10.19*	Amended and Restated Promissory Note (KBK, Inc.)

Exhibit 10.20*	Amended Promissory Note with Michael Sonaco

Exhibit 10.21*	Amended Promissory Note with KBK, Inc.

Exhibit 10.22*	Amended Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit herein.

(1)	Filed as an exhibit to our Registration on Form SB-2, filed with the Securities and Exchange Commission on October 4, 2007, and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration on Form S-1, filed with the Securities and Exchange Commission on June 20, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration on Form S-1, filed with the Securities and Exchange Commission on August 15, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to our Registration on Form S-1, filed with the Securities and Exchange Commission on September 11, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 15, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL LAMBERT, INC.

DATED: February 27, 2009	By: /s/ Robert Kremer
Robert Kremer
Chief Executive Officer (Principal Executive Officer)

DATED: February 27, 2009	By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MICHAEL LAMBERT, INC.

DATED: February 27, 2009	By: /s/ Robert Kremer
Robert Kremer
Chief Executive Officer (Principal Executive Officer), President, Secretary, Treasurer and sole Director

DATED: February 27, 2009	By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Financial Officer (Principal Financial Officer)