Form 10-Q
period 2009-02-28
Michael Lambert, Inc.
filed 2009-04-14
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

The number of shares outstanding of each of the issuer’s classes of equity as of April 9, 2009 is 4,404,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL LAMBERT INC.
BALANCE SHEETS
(Unaudited)

	February 28, 2009	November 30, 2008
CURRENT ASSETS
Cash	$356	$186
Inventory	4,118	4,401
TOTAL ASSETS	$4,474	$4,587

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$22,777	$2,229
Accounts payable – related party	12,400	12,400
Accrued liabilities	2,814	2,489
Bank credit line payable	16,667	17,138
Short-term debt - related party	64,476	10,151
Total current liabilities	119,134	44,407
Long- term debt	-	49,325
TOTAL LIABILITIES	119,134	93,732
Commitments and contingencies	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 140,000,000 shares authorized, 4,404,500 and 3,864,500 shares issued and outstanding as of February 28, 2009 and November 30, 2008, respectively	4,404	3,864
Additional paid-in-capital	3,094,148	2,822,630
Accumulated deficit	(3,213,212)	(2,915,639)

TOTAL STOCKHOLDERS’ DEFICIT	(114,660)	(89,145)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$4,474	$4,587

See notes to financial statements

MICHAEL LAMBERT, INC.
STATEMENTS OF OPERATIONS
Three Months Ended February 28, 2009 and February 29, 2008
(Unaudited)

	February 28, 2009	February 29, 2008

Sales Revenue	$556	$2,329

Cost of Revenue	283	4,812

Gross profit/(loss)	273	(2,483)

General and administrative expenses	295,947	163,184

Interest expense	1,899	934

Total Expenses	297,846	164,118

Net loss	$(297,573)	$(166,601)

Basic and diluted net loss
per common share	$(0.07)	$(0.05)

Basic and diluted weighted average common shares outstanding	4,122,500	3,693,621

See notes to financial statements.

MICHAEL LAMBERT, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended February 28, 2009 and February 29, 2008
(Unaudited)
	February 28, 2009	February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297,573)	$(166,601)
Adjustments to reconcile net loss to
cash used in operating activities:
Shares based compensation	270,000 150,000
Imputed rent expense	900	300
Imputed interest on debt	1,158	274
Amortization of discount on short term debt	-	460
Changes in:
Inventory	283
Accounts payable	20,548	4,230
Accrued liabilities	325

NET CASH USED IN OPERATING ACTIVITIES	(4,359)	(11,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	5,000	12,000
Payment on Bank Credit Line Payable	(471)
Principal payments on loans from stockholders	-	(499)

NET CASH PROVIDED BY FINANCING
ACTIVITIES	4,529	11,501

NET CHANGE IN CASH	170	164
Cash balance, beginning of period	186	864

Cash balance, end of period	$356	$1,028

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,224	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

MICHAEL LAMBERT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Michael Lambert, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

NOTE 2 - GOING CONCERN

As indicated in the accompanying financial statements, MLI had minimal operations and a working capital deficit as of February 28, 2009. These conditions raise substantial doubt as to MLI's ability to continue as a going concern.  Management is trying to raise additional capital through sales of MLI’s common stock and is seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if MLI is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended February 28, 2009, MLI borrowed an additional $5,000 on the revolving credit note agreement with BFP Texas, Ltd. that allows MLI to borrow a maximum of $35,000 on demand.   Any outstanding balances must be repaid by December 31, 2009.  As of February 28, 2009, MLI had borrowed $33,768 under the agreement.  The outstanding balance of this line of credit accrues interest at 0%, however interest is imputed at 10%.  BFP Texas, Ltd. is a Texas limited partnership which is controlled by MLI’s CFO, Carey G. Birmingham.

NOTE 4 - CAPITAL STOCK

In January 2009, the Company issued the following common shares for services rendered:

•	20,000 shares to Mr. Robert Kremer, our President and CEO, for an expense of $10,000, or $.50/share.

•	250,000 shares to Mr. Birmingham, our CFO, for an expense of $125,000, or $.50/share.

•	250,000 shares to Mr. David Loev, our legal counsel, for an expense of $125,000, or $.50/share.

•	20,000 shares to Mr. Kenneth Kremer, for an expense of $10,000, or $.50/share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MICHAEL LAMBERT, INC. ("THE COMPANY", "MLI", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2009.

DESCRIPTION OF BUSINESS

History

Michael Lambert, Inc. was incorporated in Nevada on November 2, 2005.  We are the successor entity to Robert Kremer D/B/A Michael Lambert, a sole proprietorship that was formed on July 1, 2005 (“Kremer”).  On November 2, 2005, all of the assets and liabilities of Kremer were transferred to us in exchange for 1,000,000 shares of common stock issued to our Chief Executive Officer and President, Robert Kremer.  Unless otherwise stated, references to the Company herein, include the operations and prior transactions of Kremer.  On January 3, 2006, we filed a correction to our Articles of Incorporation with the Secretary of State of Nevada, which included the designation of our Preferred Stock and indemnification provisions, which were mistakenly left out of our previous November 2, 2005 filing (the “Correction”).  All disclosure contained herein takes into account the Correction.

The Company manufactures handbags and plans to manufacture clothing accessories in the future, funding permitting. We plan to design our products to appeal to a broad market segment because of the unique design focus of our proposed brands.  We produced only 611 handbags from inception to April 1, 2009 and no other clothing accessories.  We currently only sell our products under the brand “Michael Lambert” and currently only sell our products at two independently owned clothing stores in the San Antonio, Texas area to date; however in the future, we plan to sell our products directly to consumers over the Internet, through our website, www.michael-lambert.com, which includes information we do no wish to be incorporated by reference into this filing and on the website WatchNBuy.com, through our agreement with 2BC, Inc., described below.   We manufacture the handbags, which are hand-sewn by a third party, Fuerza Unida, a sewing cooperative in San Antonio, Texas consisting of minority women.

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

On August 29, 2005, we entered into a Name & Trademark License Agreement (“Trademark Agreement”) with KBK, Inc. (“KBK”), which is controlled by our Chief Executive Officer and President, Robert Kremer.  The agreement allows KBK to use our trademark for the term, “Michael Lambert Inc.,” (the “MLI Trademark”), in connection with the manufacture, sale and distribution of decorative fabrics and furniture within the United States.  We have a trademark, registered with the State of Texas for the service mark “ML Michael Lambert.”

The Trademark Agreement was effective for one year and renewable for successive one year periods at the mutual agreement of both parties, and was renewed for an additional one-year term on August 29, 2006, 2007 and 2008.  KBK is required to pay us a 5% royalty on the sale of any products that contain the MLI Trademark.  The rights associated with the Trademark Agreement are non-exclusive; however, they are not able to be transferred except with the Company’s prior written consent. The Trademark Agreement may be terminated by us at any time without cause upon thirty (30) days written notice to KBK.  The Company currently also has a trademark for the term “Michael Lambert Inc.,” in the State of Texas.

.

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

COMPARISON OF OPERATING RESULTS

Results of Operation for the Three Months Ended February 28, 2009 Compared to the Three Months Ended February 28, 2008

We had sales revenues of $556 for the three months ended February 28, 2009, compared to sales revenues of $2,329 for the three months ended February 28, 2008, a decrease in sales from the prior period of $1,773 or 76.1%. The Company believes that the decrease in sales was mainly due to a decrease in customer awareness of its products and a general malaise in overall retail sales, and more particularly in the Company’s market segment, during the three months ended February 28, 2009 compared to the three months ended February 28, 2008.

We had cost of revenue of $283 for the three months ended February 28, 2009, compared to cost of revenue of $4,812 for the three months ended February 28, 2008, a decrease in cost of revenue from the prior period of $4,529 or 94.1%.  The decrease in cost of revenue is attributable to a decrease in manufacturing expenses in connection with reduced production during the three months ended February 28, 2009 compared to the three months ended February 28, 2008.

We had general and administrative expenses of $295,947 for the three months ended February 28, 2009, compared to general and administrative expenses of $163,184 for the three months ended February 28, 2008, an increase in general and administrative expenses of $132,763 or 81.4% from the prior period.  The increase in general and administrative expenses was primarily a result of expenses incurred in connection with the issuance of shares for services rendered to our CFO and corporate counsel, along with accounting fees during the three months ended February 28, 2009 compared to the three months ended February 28, 2008 offset by reduced rental expenses during the three months ended February 28, 2009 due to the addendum to the lease between the Company and KBK entered into on August 1, 2008, which provided that the Company would not owe any rental fees to KBK for the use of its office space moving forward.

We had interest expense of $1,899 for the three months ended February 28, 2009, compared to interest expense of $934 for the three months ended February 28, 2008, an increase in interest expense from the prior period of 103.3% or $965.  The increase in interest expense was mainly due to the increase in related party indebtedness and imputed interest in connection therewith, associated with the loans, Line of Credit and Note described below, during the period from November 30, 2008 through February 28, 2009, which in turn caused interest expense to increase for the three month period ended February 28, 2009.

We had a net loss of $297,573 for the three months ended February 28, 2009, compared to a net loss of $166,601 for the three months ended February 28, 2008, an increase in net loss of $130,972 or 78.6% from the prior period. The increase in net loss was mainly attributable to the $132,763 increase in general and administrative expenses for the three months ended February 28, 2009, compared to the three months ended February 28, 2008.

Liquidity and Capital Resources

We had total assets of $4,474 as of February 28, 2009, consisting solely of current assets, which included $356 of cash and $4,118 of inventory.  The Company purchases inventory for its products on an as needed basis, and as such, the Company has approximately 104 completed handbags in inventory as of the date of this filing.

We had total liabilities of $119,134 as of February 28, 2009, consisting of current liabilities, which included $22,777 of accounts payable, $2,814 of accrued liabilities, $16,667 of bank credit line payable, $12,400 in accounts payable to a  related party and $64,476 of related party debt, which represented amounts owed under the loans, Line of Credit, owed to BFP, KBK and Mr. Kremer (as defined below).

We had negative working capital of $114,660, a total shareholders’ deficit of $114,660 as of February 28, 2009 and an accumulated deficit as of February 28, 2009 of $3,213,212.

We had $4,359 in net cash used in operating activities for the three months ended February 28, 2009, which included $297,573 in net loss, offset by $270,000 in shares issued for services, $20,873 in change in accounts payable and accrued liabilities, $283 of change in inventory, $900 of imputed rent expense and $1,158 of imputed interest on debt.

We had $4,529 of net cash provided by financing activities for the three months ended February 28, 2009, which included $5,000 in loans from stockholders, offset by $471 of payment on the Bank credit line payable.

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

In July 2005, the Company issued a $27,500 Note Payable to the Company’s attorney, David M. Loev (the “Note”), in consideration for legal services rendered and to be rendered on behalf of the Company in connection with the drafting of our Private Placement Memorandum and the drafting and accompanying amendments associated with a Form S-1 registration statement.  On September 28, 2007, we entered into a convertible promissory note with Mr. Loev, which replaced the prior Note, and evidenced $10,000 of a total of $22,500 owed to Mr. Loev by the Company, which included $5,000 the Company agreed to pay Mr. Loev upon the receipt of the first round of comments (if any) on our Registration Statement by the Commission, which amount has been paid to date, and $7,500 which the Company agreed to pay Mr. Loev upon the effectiveness of our Registration Statement, which amount has not been paid to date. On or about October 6, 2008, we entered into an Amended and Restated Convertible Promissory Note that replaced the previous convertible promissory note.  The Amended and Restated Convertible Promissory Note bears interest at the rate of 5% per annum, and was due on March 31, 2009.  Any amounts not paid when due accrue interest at the rate of 15% per annum, can be converted by Mr. Loev into shares of our common stock at an exercise price of $0.10 per share.  We have also previously issued Mr. Loev an aggregate of 800,000 shares of our common stock and options to purchase up to 350,000 shares of our common stock at an exercise price of $0.375 per share, in consideration for legal services rendered to the Company.  The balance of the loan as of the filing of this report was $10,151 and the loan has been in default since March 31, 2009, but the Company is working with Mr. Loev to extend the due date..

On January 13, 2006, we entered in a loan agreement with Robert Kremer, our Chief Executive Officer.  The loan agreement was for a total of $2,000, which amount does not bear interest unless such amount is in default, in which case it bears interest at the rate of 10% per annum.  The outstanding amount of the loan agreement was due December 31, 2007, but has previously been extended to December 31, 2008, and effective as of November 1, 2008, to December 31, 2009.  On or around November 1, 2008, the Company entered into a new loan agreement with Mr. Kremer, which modified the terms of the original loan agreement to increase the amount available under the loan to $9,000. On or around February 25, 2009, the loan agreement was increased again to $12,700.  The balance of this loan as of the filing of this Report was approximately $11,900.

On February 12, 2008, we entered into a Master Revolving Line of Credit Agreement (the “BFP Line of Credit”) with BFP Texas, Ltd., which is controlled by our Chief Financial Officer, Carey G. Birmingham (“BFP”).  Pursuant to the Line of Credit, BFP agreed to provide us up to $12,000 in funding, which amount does not bear interest and is due December 31, 2009.  In June 2008, the amount we are able to borrow under the Line of Credit was increased to $16,000 and in July 2008, the amount we are able to borrow under the Line of Credit was increased to $20,000. In August 2008, the amount we were able to borrow under the Line of Credit was increased to $30,000.  On or around January 15, 2009, the BFP Line of Credit was increased again to $35,000, with no changes in the other terms of the BFP Line of Credit.  .  On or around April 9, 2009, the BFP Line of Credit was increased again to $40,000, with no changes in the other terms of the BFP Line of Credit. As of the date of this Report, a total of approximately $36,156 had been borrowed under the Line of Credit.

Other than as described above, the Company has no commitments from officers, director or affiliates to provide funding, other than the Line of Credit and the BFP Line of Credit described above.  Our growth and continued operations could be impaired by limitations on our access to the capital markets.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders and with the very limited amount of sales revenue we have generated to date.  We believe that we can continue our business operations for approximately the next three (3) to six (6) months with the cash on hand we had as of the filing of this report.  We anticipate the need for approximately $30,000 in additional funding to support our operations for the next 12 months, which amount does not include approximately $119,134 which we will need to repay our outstanding current liabilities prior to February 28, 2010.   Due to the fact that we had $114,660 of negative working capital and an accumulated deficit of $3,213,212 as of February 28, 2009, our auditors expressed concern over our ability to continue as a going concern.  We anticipate that our founders and shareholders will continue to support our operations and loan us additional funds on an as needed basis until such time as we can support our operations with revenues from our products, if ever; however, no shareholder has committed in writing to providing us additional funding for our operations other than pursuant to the various notes and line of credits described above.

If we are unable to raise additional capital from conventional sources, including increases in the Line of Credit and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments from our officers and Director or any of our shareholders to supplement our operations or provide us with financing in the future, other than the Line of Credit, described above.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   They were deemed not effective due to adjustment and disclosure omissions identified by our Independent Registered Public Accounting firm.  The Company will continue to take steps to identify matters of accounting and disclosure.

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

The Company’s business is subject to the following Risk Factors:

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders and with the very limited amount of sales revenue we have generated to date.  We believe that we can continue our business operations for approximately the next three (3) to six (6) months with the cash on hand we had as of the filing of this report, revenue from the sales of our products, and loans from our executive officers, of which there is no assurance.  We anticipate the need for approximately $30,000 in additional funding to support our operations for the next 12 months, which amount does not include approximately $119,134 which we will need to repay our outstanding current liabilities prior to February 28, 2010. If we are unable to generate sufficient revenues to support our operations in the future and/or fail to raise additional funds after the three (3) to six (6) months which we currently believe we will be able to continue our operations, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

We have generated only limited revenues since our inception and have incurred substantial losses.  As of November 30, 2008, we had an accumulated deficit of $2,915,639 and a working capital deficit of $39,820 and as of February 28, 2009, had negative working capital of $114,660, and an accumulated deficit as of February 28, 2009 of $3,213,212.  These conditions raise substantial doubt as to our ability to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

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

We Have A Limited Operating History And Because Of This It May Be Difficult To Evaluate Our Chances For Success.

We were formed as a Nevada corporation on November 2, 2005.  We have had an extremely limited volume of sales to date and can provide no assurances that our sales will increase in the future and/or that they will ever be great enough to support our expenses and/or costs of sales.  We had only produced approximately 601 handbags since inception as of April 1, 2009, and anticipate the need to sell approximately 1,000 handbags per year to generate sufficient revenue to support our operations. We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of handbag and fashion design, such as ours, may have difficulty in continuing in a highly competitive industry such as ours, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2009, we issued an aggregate of 540,000 shares of our common stock to certain individuals for services rendered to the Company for the fiscal year ended November 30, 2008, including 250,000 shares to our Chief Financial Officer, Carey Birmingham, 250,000 shares to our corporate counsel, David M. Loev, 20,000 shares to our Chief Executive Officer, Robert Kremer, and 20,000 shares to Kenneth Kremer, a significant shareholder of the Company and the brother of Robert Kremer.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Number	Description

Exhibit	3.1(1)	Articles of Incorporation of Michael Lambert, Inc.

Exhibit	3.2(1)	Articles of Correction and Corrected Articles of Incorporation.

Exhibit	3.3(1)	Bylaws of Michael Lambert, Inc.

Exhibit	10.1(1)	Share Exchange Agreement

Exhibit	10.2(1)	Name and Trademark License Agreement

Exhibit	10.3(1)	Promissory Note (KBK, Inc.)

Exhibit	10.4(1)	Promissory Note (Robert Kremer)

Exhibit	10.5(1)	Convertible Promissory Note (David M. Loev)

Exhibit	10.6(1)	Line of Credit with Michael Sonaco

Exhibit	10.7(1)	Sublease Agreement with KBK, Inc.

Exhibit	10.8(2)	Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit	10.9(2)	Form of Stock Option Agreement

Exhibit	10.10(2)	Amended Promissory Note (Robert Kremer)

Exhibit	10.11(2)	Amended Line of Credit with Michael Sonaco

Exhibit	10.12(2)	Amended Promissory Note (KBK, Inc.)

Exhibit	10.13(2)	Amended Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit	10.14(3)	Amended Promissory Note (Robert Kremer)

Exhibit	10.15(3)	Amended Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit	10.16(4)	Amended Master Revolving Credit Line (BFP Texas, Ltd.)

Exhibit	10.17(4)	Addendum To Lease
Exhibit	10.18(5)	Amended and Restated Convertible Promissory Note with The Loev Law Firm, PC

Exhibit	10.19(6)	Amended and Restated Promissory Note (KBK, Inc.)

Exhibit	10.20(6)	Amended Promissory Note with Michael Sonaco

Exhibit	10.21(6)	Amended Promissory Note with KBK, Inc.

Exhibit	10.22(6)	Amended Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit	10.23*	Amended Promissory Note with Robert Kremer

Exhibit	10.24*	Amended Master Revolving Line of Credit with BFP Texas, Ltd.

Exhibit	31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed as an exhibit herein.

(1)	Filed as an exhibit to our Registration on Form SB-2, filed with the Securities and Exchange Commission on October 4, 2007, and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration on Form S-1, filed with the Securities and Exchange Commission on June 20, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration on Form S-1, filed with the Securities and Exchange Commission on August 15, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to our Registration on Form S-1, filed with the Securities and Exchange Commission on September 11, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 15, 2008, and incorporated herein by reference.

(6)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL LAMBERT, INC.

DATED: April 14, 2009	By: /s/ Robert Kremer
Robert Kremer
Chief Executive Officer (Principal Executive Officer)

DATED: April 14, 2009	By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Financial Officer (Principal Financial Officer)