Form 10-Q
period 2009-06-30
Michael Lambert, Inc.
filed 2009-07-13
CIK 1388488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

For the transition period from ____________ to ______________

Commission file number: 333-146517

MICHAEL LAMBERT, INC.

(Name of registrant in its charter)

Nevada	2300	20-3107499
(State or Other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation)	Classification Code Number)	Identification No.)

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

The number of shares outstanding of each of the issuer’s classes of equity as of July 8, 2009 is 4,404,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL LAMBERT INC.

BALANCE SHEETS

(Unaudited)

	May 31, 2009	November 30, 2008
CURRENT ASSETS
Cash	$78	$186
Inventory	4,198	4,401
TOTAL ASSETS	$4,276	$4,587

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$22,777	$2,229
Accounts payable – related party	11,786	12,400
Accrued liabilities	1,243	2,489
Bank credit line payable	17,156	17,138
Short-term debt - related party	73,268	10,151
Total current liabilities	126,230	44,407
Long- term debt	-	49,325
TOTAL LIABILITIES	126,230	93,732
Commitments and contingencies	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 140,000,000 shares authorized, 4,404,500 and 3,864,500 shares issued and outstanding as of May 31, 2009 and November 30, 2008, respectively	4,404	3,864
Additional paid-in-capital	3,096,863	2,822,630
Accumulated deficit	(3,223,221)	(2,915,639)

TOTAL STOCKHOLDERS’ DEFICIT	(121,954)	(89,145)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$4,276	$4,5879

See notes to financial statements

F-1

MICHAEL LAMBERT, INC.

STATEMENTS OF EXPENSES

Three and Six Months Ended May 31, 2009 and 2008

(Unaudited)

Three Months Ended May 31	Six Months Ended May 31
	2009	2008	2009	2008

Sales revenue	$878	$1,523	$1,434	$3,852
Cost of revenue	258	1,209	541	6,032
General and administrative expenses	8,730	1,054	304,677	164,226
Interest expense	1,899	2,100	3,798	3,034
Net loss	$(10,009)	$(2,840)	$(307,582)	$(169,440)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.07)	$(0.04)
Basic and diluted weighted average shares outstanding	4,404,500	3,864,500	4,265,049	3,779,527

See notes to financial statements.

F-2

MICHAEL LAMBERT, INC.

STATEMENTS OF CASH FLOWS

Three Months Ended May 31, 2009 and May 31, 2008

(Unaudited)

	May 31, 2009	May 31 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(307,582)	$(169,440)
Adjustments to reconcile net loss to
cash used in operating activities:
Shares based compensation	270,000	150,000
Imputed rent expense	1,800	300
Imputed interest on debt	2,973	273
Amortization of discount on short term debt	-
Changes in:
Inventory	203	2.320
Accounts payable	19,934	4,530
Accrued liabilities	(1,246)

NET CASH USED IN OPERATING ACTIVITIES	(13,918)	(12,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	13,792	12,000
Bank Credit Line Payable	18
Principal payments on loans from stockholders	-	(650)
Proceeds from sale of common stock	-	-

NET CASH PROVIDED BY FINANCING
ACTIVITIES	13,810	11,350

NET CHANGE IN CASH	(108)	(667)
Cash balance, beginning of period	186	864

Cash balance, end of period	$78	$197

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

F-3

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

NOTE 2 - GOING CONCERN

As indicated in the accompanying financial statements, MLI had minimal operations and a working capital deficit as of May 31, 2009. These conditions raise substantial doubt as to MLI's ability to continue as a going concern.  Management is trying to raise additional capital through sales of MLI’s common stock and is seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if MLI is unable to continue as a going concern.

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

During the quarter ending May 31, 2009,  MLI borrowed an additional $8,792 under the BFP Texas Note and the Note from MLI’s CEO.   As of May 31, 2009 MLI had borrowed $36,155 under the BFP Texas Note and $19,303 under the Note to MLI’s President and CEO, Robert Kremer.  The outstanding balance of these  lines of credit accrue interest at 0%, however interest is imputed at 10%.   BFP Texas, Ltd. is a Texas limited partnership which is controlled by MLI’s CFO, Carey G. Birmingham.

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

Note 5 – SUBSEQUENT EVENTS

On June 9, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired three million seven hundred sixty-two thousand (3,762,000) shares of the Company’s common stock.  The transaction closed on June 16, 2009.  Following the transaction, Belmont Partners, LLC controls approximately 85.41% of the Company’s outstanding capital stock.  In addition, as part of this transaction, the founder’s agreed to assume liabilities of the Company, including accounts payable and the Company’s credit card liability.  Furthermore, also as part of this transaction, all the Notes payable by the Company were assigned to and assumed by third parties unrelated to the Company, and the Notes were modified to provide for the right of convertibility to the Company’s common shares at a price of $.005 per share.

F-4

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

The Company manufactures handbags and plans to manufacture clothing accessories in the future, funding permitting. We plan to design our products to appeal to a broad market segment because of the unique design focus of our proposed brands.  We produced only 61 3 handbags from inception to May 31,, 2009 and no other clothing accessories.  We currently only sell our products under the brand “Michael Lambert” and currently only sell our products at two independently owned clothing stores in the San Antonio, Texas area to date; however in the future, we plan to sell our products directly to consumers over the Internet, through our website, www.michael-lambert.com, which includes information we do no wish to be incorporated by reference into this filing and on the website WatchNBuy.com, through our agreement with 2BC, Inc., described below.   We manufacture the handbags, which are hand-sewn by a third party, Fuerza Unida, a sewing cooperative in San Antonio, Texas consisting of minority women.

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

COMPARISON OF OPERATING RESULTS

Results of Operation for the Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008

We had sales revenues of $878 for the three months ended May 31, 2009, compared to sales revenues of $1,523 for the three months ended May 31, 2008, a decrease in sales from the prior period of $645 or 42.4%. The Company believes that the decrease in sales was mainly due to a decrease in customer awareness of its products and a general malaise in overall retail sales, and more particularly in the Company’s market segment, during the three months ended May 31, 2009 compared to the three months ended May 31, 2008.

We had cost of revenue of $258 for the three months ended May 31, 2009, compared to cost of revenue of $1,209 for the three months ended May 31, 2008, a decrease in cost of revenue from the prior period of $951 or 78.7%.  The decrease in cost of revenue is attributable to a decrease in manufacturing expenses in connection with reduced production during the three months ended May 31, 2009 compared to the three months ended May 31, 2008.

We had general and administrative expenses of $8,730 for the three months ended May 31, 2009, compared to general and administrative expenses of $1,054 for the three months ended May 31, 2008, an increase in general and administrative expenses of $7,676 or 87.9% from the prior period.  The increase in general and administrative expenses was primarily a result of expenses incurred for accounting fees as well as other filing fees during the three months ended May 31, 2009 compared to the three months ended May 31, 2008.

We had interest expense of $1,899 for the three months ended May 31, 2009, compared to interest expense of $2,100 for the three months ended May 31, 2008, a decrease in interest expense from the prior period of 9.58% or $201.  The decrease in interest expense was mainly due to the decrease in related party indebtedness and imputed interest in connection therewith, associated with the loans, Line of Credit and Note described below, during the period from November 30, 2008 through May 31, 2009, which in turn caused interest expense to decrease for the six month period ended May 31, 2009.

We had a net loss of $10,009 for the three months ended May 31, 2009, compared to a net loss of $2,840 for the three months ended May 31, 2008, an increase in net loss of $7,169 or 252.4% from the prior period. The increase in net loss was mainly attributable to the $7,676 increase in general and administrative expenses for the three months ended May 31, 2009, compared to the three months ended May 31, 2008.

Liquidity and Capital Resources

We had total assets of $4,276 as of May 31, 2009, consisting solely of current assets, which included $78 of cash and $4,198 of inventory.  The Company purchases inventory for its products on an as needed basis, and as such, the Company has approximately 30 completed handbags in inventory as of the date of this filing.

We had total liabilities of $126,230 as of May 31, 2009, consisting of current liabilities, which included $22,777 of accounts payable, $1,243 of accrued liabilities, $17,156 of bank credit line payable, $11,786 in accounts payable to a related party and $73,268 of related party debt, which represented amounts owed under the loans, Line of Credit, owed to BFP, KBK and Mr. Kremer (as defined below).

We had negative working capital of $121,954, a total shareholders’ deficit of $121,954 as of May 31, 2009 and an accumulated deficit as of May 31, 2009 of $3,223,221.

We had $13,918 in net cash used in operating activities for the three months ended May 31, 2009, which included $307,582 in net loss, offset by $270,000 in shares issued for services, $18,688 in change in accounts payable and accrued liabilities, $203 of change in inventory, $1,800 of imputed rent expense and $2,973 of imputed interest on debt.

We had $13,810 of net cash provided by financing activities for the three months ended May 31, 2009, which included $13,792 in loans from stockholders, and an $18 increase in our Bank credit line payable.

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

On July 15, 2005, we entered into a loan agreement with KBK, Inc. (“KBK”), which is controlled by our Chief Executive Officer and President, Robert Kremer, for $1,000.  The loan agreement was to mature on December 31, 2006 and had an interest rate of 0%, provided the loan was not in default.  On or about December 15, 2006, the loan with KBK was increased to $3,000 and the maturity date of the loan was extended until December 31, 2007, and the maturity date has previously been further extended until December 31, 2008, and again to December 31, 2009 and the amount of the loan has been increased to $4,000.  The interest rate remains 0% per annum, unless the Company defaults on payments due under the note, at which time the interest rate will increase to 10% per annum.  The balance of the loan agreement as of the filing of this Report was $4,000.

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

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders and with the very limited amount of sales revenue we have generated to date.  We believe that we can continue our business operations for approximately the next three (3) to six (6) months with the cash on hand we had as of the filing of this report.  We anticipate the need for approximately $30,000 in additional funding to support our operations for the next 12 months, which amount does not include approximately $126,230 which we will need to repay our outstanding current liabilities prior to May 31, 2010.   Due to the fact that we had $121,954 of negative working capital and an accumulated deficit of $3,223,221 as of May 31, 2009, our auditors expressed concern over our ability to continue as a going concern.  We anticipate that our founders and shareholders will continue to support our operations and loan us additional funds on an as needed basis until such time as we can support our operations with revenues from our products, if ever; however, no shareholder has committed in writing to providing us additional funding for our operations other than pursuant to the various notes and line of credits described above.

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

The Company’s business is subject to the following Risk Factors:

We May Not Be Able To Continue Our Business Plan Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders and with the very limited amount of sales revenue we have generated to date.  We believe that we can continue our business operations for approximately the next three (3) to six (6) months with the cash on hand we had as of the filing of this report, revenue from the sales of our products, and loans from our executive officers, of which there is no assurance.  We anticipate the need for approximately $30,000 in additional funding to support our operations for the next 12 months, which amount does not include approximately $126,230 which we will need to repay our outstanding current liabilities prior to May 31, 2010. If we are unable to generate sufficient revenues to support our operations in the future and/or fail to raise additional funds after the three (3) to six (6) months which we currently believe we will be able to continue our operations, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

We have generated only limited revenues since our inception and have incurred substantial losses.  As of November 30, 2008, we had an accumulated deficit of $2,915,639 and a working capital deficit of $39,820 and as of February 28, 2009, had negative working capital of $121,954, and an accumulated deficit as of May 31, 2009 of $3,223,221.  These conditions raise substantial doubt as to our ability to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

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

We Have A Limited Operating History And Because Of This It May Be Difficult To Evaluate Our Chances For Success.

We were formed as a Nevada corporation on November 2, 2005.  We have had an extremely limited volume of sales to date and can provide no assurances that our sales will increase in the future and/or that they will ever be great enough to support our expenses and/or costs of sales.  We had only produced approximately 613 handbags since inception as of May 31, 2009, and anticipate the need to sell approximately 1,000 handbags per year to generate sufficient revenue to support our operations. We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of handbag and fashion design, such as ours, may have difficulty in continuing in a highly competitive industry such as ours, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

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

MICHAEL LAMBERT, INC.

DATED: May 31, 2009	By: /s/ Robert Kremer
Robert Kremer
Chief Executive Officer (Principal Executive Officer)

DATED: May 31, 2009	By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Financial Officer (Principal Financial Officer)