Form 10-Q
period 2009-08-31
Mass Hysteria Entertainment Company, Inc.
filed 2009-11-04
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Exact name of registrant as specified in Charter

Nevada	000-53739	20-3107499
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5555 Melrose Avenue, Swanson Building
Suite 400
Hollywood, CA 90038
 (Address of Principal Executive Offices)
 _______________

(323) 956-8388
 (Issuer Telephone number)
_______________

Michael Lambert, Inc.
360 Main Street, P.O. Box 393
Washington, VA 22747
 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 29, 2009: 67,028,952 shares of common stock.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)

FORM 10-Q

August 31, 2009

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4T	Control and Procedures	3

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	4
Item 1A	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
Item 5.	Other Information	4
Item 6.	Exhibits	4

SIGNATURE

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)

FORM 10-Q

August 31, 2009

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
BALANCE SHEETS
As of August 31, 2009 and November 30, 2008
(Unaudited)

	August 31, 2009	November 30, 2008
CURRENT ASSETS
Cash	$-	$186
Inventory	-	4,401
Prepaids	64	-
Total Current Assets	64	4,587

Intangible Assets, net	3,140	-

TOTAL ASSETS	$3,204	$4,587

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$22,777	$2,229
Accounts payable – related party	11,786	12,400
Accrued liabilities	30,088	2,489
Bank credit line payable	1,156	17,138
Convertible short-term debt - related party	73,268	10,151
Total current liabilities	139,075	44,407

Long- term debt - related party	75,240	49,325
TOTAL LIABILITIES	214,315	93,732
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 140,000,000 shares authorized, 67,028,952 and 11,593,500 shares issued and outstanding as of August 31, 2009 and November 30, 2008, respectively.	67,029	11,592
Additional paid-in capital	4,434,238	2,814,902
Accumulated deficit	(4,712,378)	(2,915,639)

TOTAL STOCKHOLDERS’ DEFICIT	(211,111)	(89,145)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,204	$4,587

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended August 31, 2009 and 2008
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,

	2009	2008	2009	2008

Sales revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Operating expenses:
General and administrative expenses	99,915	-	99,915	-
Selling expense	590		590
Total operating expenses	100,505		100,505
Other income (expenses):
Interest expense	376	-	376	-
Loss from continuing operations	(100,881)	-	(100,881)	-
Loss from discontinued operations	(1,388,276)	(22,696)	(1,695,858)	(192,136)

Net loss	$(1,489,157)	$(22,696)	$(1,796,739)	$(192,136)
Basic and diluted loss from continuing operations per share	(0.00)	-	(0.01)	-
Basic and diluted loss from discontinued operations per share	(0.04)	(0.00)	(0.08)	(0.02)
Total basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.09)	$(0.02)

Basic and diluted weighted average shares outstanding	34,751,984	11,593,500	19,974,642	11,423,865

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Balances for the three months ended August 31, 2009
(Unaudited)

	Common Shares	Common Stock at Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total

Balances at May 31, 2009 (as reported)	4,404,500	$4,404	$3,096,863	$(3,223,221)	$(121,954)
Adjustment for three for one stock split	8,809,000	8,809	(8,809)	-	-
Balances at May 31, 2009 (as adjusted)	13,213,500	13,213	3,088,054	(3,223,221)	(121,954)
Common shares issued to extinguish debt of predecessors	4,800,000	4,800	1,147,200	-	1,152,000
Common stock issued for services rendered	1,000,000	1,000	239,000	-	240,000
Common stock issued in change of control	48,015,452	48,016	(40,016)	-	8,000
Net loss	-	-	-	(1,489,157)	(1,489,157)
Balances at August 31, 2009	67,028,952	$67,029	$4,434,238	$(4,712,378)	$(211,111)

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2009 and August 31, 2008
(Unaudited)

	August 31, 2009	August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,796,739)	$(192,136)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization expense	90
Share-based compensation	510,000	150,000
Loss on extinguishment of debt	1,144,000	-
Imputed rent expense	1,800	299
Imputed interest on debt	3,349	1,604
Amortization of discount on short term debt	-	2,320
Changes in:
Prepaids	(64)
Inventory	4,401	(1,293)
Accounts payable & Accrued liabilities	63,157	15,468
Accounts Receivable	-	301
NET CASH USED IN OPERATING ACTIVITIES	(70,006)	(23,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(3,230)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,230)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	89,032	23,942
Principal payments on loans from stockholders	(15,982)	(950)

NET CASH PROVIDED BY FINANCING ACTIVITIES	73,050	22,992

NET CHANGE IN CASH	(186)	(445)
Cash balance, beginning of period	186	864

Cash balance, end of period	$-	$419

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION, BUSINESS AND CHANGE IN CONTROL

Michael Lambert, Inc. (“MLI”) was incorporated in Nevada on November 2, 2005.  We are the successor entity to Robert Kremer D/B/A Michael Lambert, a sole proprietorship that was formed on July 1, 2005.  MLI was in the business of manufacturing handbags, but in June 2009, ceased operations.

On June 9, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired 11,286,000 shares of the Company’s common stock in a private transaction. Following the transaction, Belmont Partners, LLC controlled approximately 85.41% of the Company’s outstanding capital stock.  As part of this transaction, a member of the change in control group discussed in the following paragraphs acquired $83,268 of the MLI’s existing short-term loans from former management and shareholders for a nominal amount.  Immediately thereafter, the board of directors approved the modification of the notes to include a conversion feature at $0.001667 per share and $8,000 of notes was converted by the predecessor management into 4,800,000 shares.  Additionally, the member of the control group above converted $10,000 of notes acquired into 6,000,000 shares of common stock.

On June 5, 2009, Joseph Meuse, a Managing Member of Belmont Partners, LLC was appointed to the Board of Directors as well as President and Secretary of the Company.   On the same date, Robert Kremer resigned from all positions held in the Company, and Carey G. Birmingham resigned from his position as Chief Financial Officer of the Company.

To better reflect the Company’s new business plan, on June 25, 2009, MLI filed a Certificate of Amendment to their Certificate of Incorporation with the Secretary of State for the State of Nevada changing their name to “Mass Hysteria Entertainment Company, Inc.” (“MHe” or the “Company”). MHe is an innovative motion picture production company that will produce branded young adult film content for theatrical, DVD, and television distribution. MHe’s plan is to produce a minimum of three theatrical films a year that appeal specifically to the youth market.

As of August 5, 2009, Daniel Grodnik was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. Mr. Grodnik has worked in the movie industry for almost thirty years. He has served as the Chairman and CEO of the National Lampoon, a publicly-traded entertainment company. On August 5, 2009 (the "Effective Date"), pursuant to the terms of a stock purchase agreement, an affiliate of Mr. Grodnik purchased a total of 7,984,548 shares of issued and outstanding common stock of MHe from Belmont Partners. At this time, Belmont Partners’ designee was the sole officer and director of the Company. In addition to the shares sold by Belmont Partners, the Company also issued 42,015,452 shares to Mr. Grodnik and certain affiliated parties in connection with the change of control (the “Control Group”). The total of 50,000,000 shares were issued to, or purchased by, Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer. There were no identifiable assets assigned to the Company which would have been recorded at the transferor’s historical cost. For financial accounting purposes, this change in control by MHe was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis. There were no assets acquired or liabilities assumed by MHe shareholders after the change in control, which would have been recorded at fair value.  Also, effective August 5, 2009, the Company requested a Control Group member to modify the conversion feature in the notes payable acquired as discussed in the preceding paragraphs to limit the number of shares to be converted at 10,000,000 shares common stock for the remaining balance acquired of $73,268 (after the note conversion amount of $10,000), as an anti-dilution safeguard.  Under this new agreement, the debt can be converted in whole or in part, but in no event shall the combined amounts of all conversions result in the noteholder owning more than 5% of the total shares outstanding.  As a result of above transactions, the Control Group is expected to increase their collective ownership from 74.6% to 77.9% assuming they convert the remaining $73,268 into the maximum number of shares allowed.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of MHe have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

Significant Accounting Policies

Development-Stage Company

On August 5, 2009 (“Inception”), the Company entered into the development stage with its intended new business, which currently has no revenues. Management expects to sustain losses from operations until such time it can generate sufficient revenues sufficient to meet its anticipated cost structure. The Company is considered a development-stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. Upon distribution of the Company’s products, it will exit the development stage. As a development-stage company, we are required to report our financial data from Inception to the most reporting date.

Discontinued Operations

When specific operations of a business are sold, abandoned, or otherwise disposed of, the business must account for these related revenues and expenses (including any gains or losses on related assets disposed of) as gain (loss) from discontinued operations. Continuing operations must be reported separately in the income statement from discontinued operations, and any gain or loss from the disposal of a segment be reported along with the operating results of the discontinued segment.

Stock Splits

In the case of a stock split, all shares of stock are retroactively restated for all periods presented.  During June 2009, the Company effected a three (3) for one (1) forward stock split; all share information presented herein has been retroactively adjusted to reflect this stock split.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require the Company's most significant, difficult and subjective judgments include the recognition and measurement of certain assets and liabilities; the valuation of recoupable costs and producer advances; the assessment of film costs and the forecast of anticipated revenue ("ultimate" revenue), which is used to amortize film costs, intangible and other long-lived assets; and the valuation and recognition of share-based compensation.

The Company bases its estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid investment instruments with original maturities of less than 90 days.

Equipment and Furniture

Equipment and furniture are stated at historical cost less accumulated depreciation. The cost of maintenance and repairs to equipment and furniture is expensed as incurred, and significant additions and improvements are capitalized. The capitalized costs of leasehold and building improvements are depreciated using a straight-line method over the estimated useful life of the assets or the term of the related leases, whichever is shorter. All other equipment and furniture assets are depreciated using a straight-line method over the estimated useful life of the assets. At August 31, 2009, the Company owned a website costing $3,230 and had an estimated useful life of three (3) years.

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

Recoupable Costs and Producer Advances

Recoupable costs and producer advances represent amounts paid by the Company that are expected to be subsequently recouped through the collection of fees associated with the Company's licensing of repped content. In connection with the Film Production segment's repped content operations, the Company enters into sales agency agreements whereby the Company acts as a sales agent for a producer's film ("Sales Agency Agreements"). These Sales Agency Agreements typically include provisions whereby certain costs that are incurred for promotion related activities will be paid by the Company on behalf of the producer (such as movie trailer and ad material costs). The Company may also pay the producer an advance for the related film prior to the distribution of such film. As the Company subsequently licenses the producer's film and license fees are collected, the recoupable costs and producer advances are recovered by the Company through these license fee collections. License fees typically are not paid to the producer of the related film until such recoupable costs and producer advances have been fully recovered by the Company.

Producers Fees

Producer fees are recognized upon receipt of the fees and delivery of the related services.  If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed.

Royalties

Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured.  Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually).

Distribution Revenues

 Distribution Revenues are recognized when earned and appropriately reported by third (3rd) party Distribution companies and recorded Gross along with any distribution expenses charged by the Distributor and upon receipt of such revenues.

Producer Development, Production Service Fees and Film Distribution Fees

As these services are provided, these fees are invoiced to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

Stock Options

In accordance with the provisions of SFAS No. 123(R), the Company accounts for employee and non-employee director stock options under the fair value method which requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date based on the estimated fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

Film Costs

The Company capitalizes film production costs in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.

Capitalized film costs are amortized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue, not to exceed ten years. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Ultimate revenue for new film titles and events is typically estimated using actual historical performance of comparable films that are similar in nature (such as production cost and genre). Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method, as defined by SOP 00-2. Estimates of ultimate revenue are reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the television product.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets , goodwill is not amortized but is tested for impairment at the operating segment level on an annual basis (March 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment in the determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using considerations of various valuation methodologies which could include income and market valuation approaches. The income approach involves discounting the reporting unit's projected free cash flow at its weighted average cost of capital, and the market approach considers comparable publicly traded company valuations and recent merger and acquisition valuations. The analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth; determination of the weighted average cost of capital; and other similar estimates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. The Company allocates goodwill to each operating segment based on the operating segment expected to benefit from the related acquisition and/or combination.

Other identifiable intangible assets subject to amortization primarily include amounts paid to acquire non-compete agreements with certain key executives, contractual and non-contractual customer relationships, intellectual property rights, patents and websites. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives which is typically five years. Intangible asset balances are removed from the gross asset and accumulated amortization amounts in the period in which they become fully amortized and are no longer in use. Other intangible assets that are subject to amortization are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as described below within the Long-Lived Assets discussion.

Long-Lived Assets

The Company continually reviews long-lived assets held and used and certain identifiable intangible assets that are subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. In evaluating the fair value and future benefits of such assets, the Company considers whether the estimated undiscounted future net cash flows of the individual assets is less than the related assets' carrying value and if so, the Company records an impairment loss for the excess recorded carrying value of the asset as compared to its fair value.

Deferred Producer Liabilities

Deferred producer liabilities represent outstanding amounts due to the producer or to be retained by the Company upon the collection of license fee amounts related to the sale of repped content by the Film Production segment. In accordance with the Sales Agency Agreements entered into by the Company and repped content producers, when license fees associated with the Company's sale of repped content are collected, the amounts are paid to the producer and/or retained by the Company. Amounts are paid to the Company for its sales agency commission, recoupment of outstanding film costs and producer advances ("Recoupable Costs") or as market fee revenue. The terms of the Sales Agency Agreements provide that collected license fees are distributed to the producer and/or retained by the Company based on a specific allocation order as defined by each agreement. The allocation order is dependent on certain criteria including total license fee collections, outstanding Recoupable Cost balances and certain other criteria as specified by the Sales Agency Agreements. Because these criteria cannot be reasonably determined until the license fees are collected, the appropriate allocation order of uncollected license fees cannot be established. Accordingly, the uncollected license fee amounts are recorded as deferred producer liabilities until such time as the amounts are collected and the allocation order can be reasonably determined.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. During the three and nine months ended August 31, 2009, the Company had 10,000,000 shares issuable under its convertible note to related party.

Income Taxes

The Company makes certain estimates and judgments in determining its income tax provision expense. These estimates and judgments are used in the determination of tax credits, benefits and deductions, and the calculation of certain tax assets and liabilities which are a result of differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. The Company also uses estimates and judgments in determining interest and penalties on uncertain tax positions. Significant changes to these estimates could result in a material change to the Company's tax provision in subsequent periods.

The Company is required to evaluate the likelihood that it will be able to recover its deferred tax assets. If the Company's evaluation determines that the recovery is unlikely, it would be required to increase the provision for taxes by recording a valuation allowance against the deferred tax assets equal to the amount that is not expected to be recoverable. The Company currently estimates that its deferred tax assets will be recoverable. If these estimates were to change and the Company's assessment indicated it would be unable to recover the deferred tax assets, the Company would be required to increase its income tax provision expense in the period of the change in estimate.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of tax regulations.  The Company adopted the provisions of Financial Accounting Standards Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 . FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax position liabilities accounted for in accordance with SFAS No. 109, Accounting for Income Taxes .. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is based on various factors including, but not limited to, changes in facts and circumstances, changes in tax law, settlement of issues under audit, and new audit activity. Changes to these factors and the Company's estimates regarding these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Recently Issued Accounting Pronouncements

On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. Management is currently working on its transition to incorporate this codification within its financial statements and footnotes.

In April 2009, the FASB issued ASC 825 — Financial Instruments (formerly Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods. These disclosures were previously only required in annual financial statements. The adoption of ASC 825 did not have a material impact on our consolidated financial statements as this only requires additional disclosures.

In May 2009, the FASB issued ASC 855 — Subsequent Events (formerly SFAS No. 165 — Subsequent Events), which is effective for interim and annual periods ending after June 15, 2009. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning July 1, 2009. The Company does not expect the adoption of FSP 157-4 will have a material impact on its results of operations and financial position.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active  ("FSP 157-3"). FSP 157-3 clarified the application of SFAS No. 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

 In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 will have a material impact on its results of operations and financial position.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company is a development-stage company, limited available capital and no revenues from intended operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 - RELATED PARTY BORROWINGS

Since August 2009, a Control Group member has loaned operating capital to the Company.  This related party has verbally agreed to charge interest at 6%, annually, and not demand the repayment until after September 1, 2010, and accordingly, management has report such amounts due as a non-current liability. During the quarter ended August 31, 2009, the Company had borrowed $75,240 and accrued related interest of $376.  Additional advances have been made by this individual subsequent to August 31, 2009 to meet obligations as they become due.  A formal agreement is being prepared by management.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Month-to-Month Office Space Rental

On September 1, 2009, the Company started renting office space on a month to month basis from a related party (Charter Consulting Group, Inc,). The master lease was entered into by Charter Consulting Group for a two year term at $4,818 per month. The lease requires a security deposit of $9,636 from Charter Consulting Group and includes an escalation clause of 3% per year, beginning with the one year anniversary date (September 1, 2010). The Company paid the security deposit and first month’s rent to Charter Consulting Group on September 1, 2009.

NOTE 6 - CAPITAL STOCK

The Company has two classes of stock:

•	Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding; and,
•
Common stock, $.001 par value, 140,000,000 shares authorized, 67,028,952 and 11,593,500 shares issued and outstanding as of August 31, 2009 and November 30, 2008, respectively. (Note: shares have been adjusted for Forward Split effective June 23, 2009.)

On June 23, 2009, the directors of the Company approved a three (3) for one (1) stock split (the “Forward Split”) of the Company’s issued and outstanding common stock by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law.

On June 29, 2009, we notified FINRA of the Name Change and the Forward Split.  On July 31, 2009, FINRA declared the Name Change effective and as a result of the effectiveness of the Name Change our symbol was changed to MHYS.  FINRA also declared our Forward Split effective with a record date of June 23, 2009 and a payable date of August 5, 2009.

On August 5, 2009 as discussed in Note 1, the Company issued 4,800,000 shares of common stock upon conversion of notes with predecessors which resulted in an extinguishment charge of $1,152,000, based on the closing price of the Company’s common stock of $0.24 per share after the extinguish.

On August 5, 2009 as discussed in Note 1, the Control Group acquired or received 50,000,000 shares of common stock, as well as 6,000,000 shares of common stock from the conversion of $10,000 of notes acquired.

Also on August 5, 2009, the Belmont Partners were issued an additional 1,000,000 shares for services rendered. The Company has recorded related stock compensation of $240,000, based on the closing price of the Company’s common stock of $0.24 per share after the extinguish.

NOTE 7 - DISCONTINUED OPERATIONS

The Company’s decision to discontinue the operations of its handbag business coincided with the Control Change which occurred at the beginning of June 2009.  As a result, all financial data pertaining directly to the operations relative to the handbag business was collapsed with the net amount reported separately from the continuing operations.  This collapsing effect was used to restate the financials for all periods presented.  For the three and nine months ended August 31, 2009, losses from discontinued operations were $1,388,276 and $1,695,858, respectively.  Loss per weighted average share from discontinued operations for the nine month periods ended August 31, 2009, and August 31, 2008 were $(0.08) and $(0.02), respectively

NOTE 8 - SUBSEQUENT EVENTS

On September 1, 2009, the Company entered into an employment agreement with successful comedy writer Pat Proft (the “Employment Agreement”) to hire him as the Senior VP of Comedy.  His role is to create and write our movies.  Per the terms of his engagement, Mr. Proft will receive 200,000 shares of our common stock and be paid $10,000 per month for a minimum of one (1) year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MICHAEL LAMBERT, INC. ("THE COMPANY", "MLI", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2009.

DESCRIPTION OF BUSINESS
History

Michael Lambert, Inc. was incorporated in Nevada on November 2, 2005.  Up until August 5, 2009, the Company manufactured handbags.  We produced only 613 handbags from inception to May 31, 2009 and no other clothing accessories.  We only sold our products under the brand “Michael Lambert” and only sold our products at two independently owned clothing stores in the San Antonio, Texas area.   We manufactured the handbags, which were hand-sewn by a third party, Fuerza Unida, a sewing cooperative in San Antonio, Texas consisting of minority women.

On August 5, 2009 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik and affiliated parties purchased a total of 7,984,548 shares of our issued and outstanding common stock. This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015,452 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000,000 shares issued to Daniel Grodnik and the affiliated parties represents 75.72% of the shares of outstanding common stock of the Company at the time of transfer.

In connection with the Change of Control, the Company has changed our name to Mass Hysteria Entertainment Company, Inc. and also changed our business plan.  Mass Hysteria Entertainment Comany, Inc. (“MHe”) is an innovative motion picture studio that produces branded young adult film content for theatrical, DVD, and television distribution managed by the former Chairman/CEO of National Lampoon, Inc. MHe’s plan is to produce a minimum of three theatrical films a year that appeal specifically to the youth market.

Plan of Operations For The Next Twelve Months

Mass Hysteria Entertainment is a development stage company at a time of great change in the entertainment business. Like much of corporate America, the entertainment sector is currently going through an upheaval. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals that rely on micro-transactions.  Mass Hysteria Entertainment is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria will be creating movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those micro-transactions that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Mass Hysteria is working with filmmakers who have realized great success such as producer Albert Ruddy (two Academy Awards for best picture, The Godfather and Million Dollar Baby), writer Pat Proft (Police Academy, Hot Shots, Naked Gun, and Scary Movie) and also also with executives from the video game and social networking sectors. Mass Hysteria Entertainment's plan is to combine these individual entertainment experiences and destinations into an alternative theatrical experience for the youth audience.

COMPARISON OF OPERATING RESULTS

Results of Operation for the Three Months Ended August 31, 2009 Compared to the Three Months Ended August 31, 2008

We did not have any sales revenues or related costs of sales for the three month periods ended August 31, 2009, or August  31, 2008, other than those related to the discontinued operations (handbag company).  We recognized $1,388,276 net loss from discontinued operations during the three months ended August 31, 2009 vs. $22,696 in net losses from discontinued operations during the three months ended August 31, 2008.  The lack of sales in current period is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate revenue in the future.

For the three months ended August 31, 2009, we had general and administrative expenses of $99,915, selling expenses of $590, and interest expense of $376. For the three months ended August 31, 2008, all expenses incurred were for the handbag business which has since been discontinued. The general and administrative, selling, and interest expenses were a result of expenses incurred relative to the change in control and overall business focus to the film and entertainment industry.

We had a net loss from continuing operations of $100,881, and a net loss from discontinued operations of $1,388,276 for the three months ended August 31, 2009, compared to a net loss from continuing operations of $0, and discontinued operations of $22,696 for the three months ended August 31, 2008, an increase in total net loss of $1,466,461 from the prior period.  The increase in net loss was mainly attributable to the $99,915 in general and administrative expenses incurred for the new business focus, and the $1,388,276 loss from discontinued operations due primarily to extinguishment of prior debt.

Liquidity and Capital Resources

We had total assets of $3,204 as of August 31, 2009, including $64 of prepaid webhosting fees and $3,140 of fixed assets (website), net accumulated amortization of $90.

We had total liabilities of $214,315 as of August 31, 2009, consisting of current liabilities, which included $34,563 of accounts payable; $30,088 of accrued liabilities; $1,156 of bank credit line payable; and $73,268 of related party debt.  We had long-term liabilities including a related party loan payable of $75,240.

We had negative working capital of $139,011, a total shareholders’ deficit of $211,111 as of August 31, 2009 and an accumulated deficit as of August 31, 2009 of $4,712,378.

We had $70,006 in net cash used in operating activities for the nine months ended August 31, 2009, which included $1,796,739 in net loss, offset by $510,000 in shares issued for services; $1,144,000 loss on the extinguishment of debt; $63,157 in change in accounts payable and accrued liabilities, $4,401 of change in inventory; $(64) change in prepaids; $1,800 of imputed rent expense and $3,349 of imputed interest on debt.

We had $3,230 net cash used in investing activities to purchase a website.

We had $73,050 of net cash provided by financing activities for the nine months ended August 31, 2009, which included $89,032 in loans from stockholders, and $15,982 in repayments.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders.  We anticipate that our founders and shareholders will continue to support our operations and loan us additional funds on an as needed basis until such time as we can support our operations with revenues from our products, if ever.

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

(b)   Changes in internal control over financial reporting. During the quarter ended August 31, 2009, the Company elected a new CEO/CFO as a result of the change in control and new business focus.  This was not as a result of any control weaknesses or acts by the incumbent CEO or CFO.  Other than these changes, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
-
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2009, in connection with an Employment Agreement with Pat Proft as our VP of Comedy, we issued 200,000 shares of common stock to Pat Proft as compensation for services.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In June 2009, we issued an aggregate of 42,015,452 restricted shares of our common stock to Dan Grodnik and certain affiliated parties in connection with the Change of Control.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 2009, our shareholders voted and approved an amendment to our Certificate of Incorporation with the Secretary of State for the State of Nevada changing our name to “Mass Hysteria Entertainment Company, Inc.,” to better reflect our business plan.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)   Exhibits

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

DATED: November 4, 2009	By: /s/ Daniel Grodnik
Daniel Grodnik Chief Executive Officer and Principal Accounting Officer