Form 10-K
period 2009-11-30
Mass Hysteria Entertainment Company, Inc.
filed 2010-03-16
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number .  333-146517
Mass Hysteria Entertainment Company, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-3107499
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

5555 Melrose Avenue, Swanson Building, Suite 400
Hollywood, CA90038
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (323) 956-4870

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTCBB

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.  Yes☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 15, 2010, the registrant had 74,747,952 shares of its common stock issued and outstanding.  There are no preferred shares issued and outstanding.

Authorized share capital of the registrant: 140,000,000 common shares, par value of $0.001.  The Registrant has 10,000,000 shares of non-voting preferred stock, par value $0.001.

Documents incorporated by reference:  None

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

General

Michael Lambert, Inc., (the “Company”), was incorporated in Nevada on November 2, 2005.  Up until August 5, 2009, the Company manufactured handbags.

On August 5, 2009 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik and affiliated parties purchased a total of 7,984,548 shares of our issued and outstanding common stock. This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015,452 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000,000 shares issued to Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer.

In connection with the Change of Control, the Company has changed our name to Mass Hysteria Entertainment Company, Inc. and also changed our business plan.  Mass Hysteria Entertainment Company, Inc. (“MHe” or “Mass Hysteria”) is an innovative motion picture studio that produces branded young adult film content for theatrical, DVD, and television distribution managed by the former Chairman/CEO of National Lampoon, Inc. MHe’s plan is to produce a minimum of three theatrical films a year that appeal specifically to the youth market.

More specifically, Mass Hysteria Entertainment Company, Inc. is a new multi-media entertainment company created to produce feature film comedies with an interactive component for the young adult market. Our plan is to change the theatrical paradigm. In that regard, we intend  to produce an experience that is more fun in the theater than on a laptop; to transform the theatrical experience from passive to engaged, by encouraging the audience to interact with the film by downloading applications on their smart phones which will offer a dynamic range of in-movie features including gaming, texting, contests and additional content. Our revolutionary core business, which we call, IMMERSION CINEMA, endeavors to introduce full-spectrum interactivity and social networking into the movie-going experience.  In ordinary movies the audience is ordered to turn off their handheld devices.  In our movies the audience will be encouraged to turn on their handhelds and participate in the presentation, creating a radical new form of entertainment.  Our goal is to fully immerse the audience in our movie, letting them interact with the content and, in some cases, even become collaborators in the Mass Hysteria brand.

To extend the Mass Hysteria Experience beyond the four walls of the theatre we also intend to create a BRANDED WEBSITE. We hope this future site will not only be a content destination, but also be the source of our proprietary software applications enabling the integration of handheld devices into the movie narrative.

Additionally, we intend for our Branded Website to be the nexus of our three-phase CONTENT DEPLOYMENT PLAN designed to:

•	Virally market our movies across all media platforms

•	Engage the audience between theatrical releases

•	Build a loyal community around the Mass Hysteria brand

Beyond our unique cinema experience and destination website, our creative strategy also involves compiling an enormous IDEA DATABASE from which we will draw original content and interactive initiatives. This will provide Mass Hysteria a cutting-edge blueprint for success through innovation.    By embracing such cutting-edge technology, Mass Hysteria believes we can cause an entertainment revolution; the time has come for the next generation theatrical experience. The Mass Hysteria promise is a wild ride into the future. Just as the Barnum and Bailey Circus gave way to Circ de Soleil, and your morning cup of coffee grew into Starbucks… movies are about to undergo a radical transformation:  Mass Hysteria is coming to a theatre near you.   And the world will never be the same.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

Our business office is located at 5555 Melrose Avenue, Swanson Building, Suite 400, Hollywood, CA 90038

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "MBER.OB".  In August 2009, the symbol changed to “MHYS.OB” pursuant to our name to Mass Hysteria Entertainment Company, Inc. as a result of the reverse merger that closed on August 5, 2009.  Accordingly, our symbol was changed to “MHYS.OB”

Holders

As of March 15, 2010, in accordance with our transfer agent records, we had 117 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

During December 2009, the Company entered into an Employment Agreement with our President and CEO which provides stock options to purchase common stock in an amount equal to 20,000,000 shares at an exercise price of $0.07 per share.  The options shall vest equally over a five-year period (4,000,000 shares per year), commencing on January 1, 2010.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part by our President, and each series of options shall include a “cashless feature.”

Subscription Agreement

On November 30, 2009, the Company sold 1,000,000 shares to an individual pursuant to a subscription agreement at a price of $0.20 per share for an aggregate amount of $200,000.  The Subscription Agreement executed by the Company calls for an adjustment (“Ratchet”) after six months, if, on that date, the Company’s closing bid price for the immediately preceding trading day is less than $0.20 per share, then the Company may be required to issue additional shares of its common stock to the purchaser to offset the purchaser’s total investment.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. ("THE COMPANY", "MHYS", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2009.

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

On August 5, 2009 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik and affiliated parties purchased a total of 7,984,548 shares of our issued and outstanding common stock. This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015,452 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000,000 shares issued to Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer.

In connection with the Change of Control, the Company has changed our name to Mass Hysteria Entertainment Company, Inc. and also changed our business plan.  Mass Hysteria Entertainment Company, Inc. is an innovative motion picture studio that produces branded young adult film content for theatrical, DVD, and television distribution managed by the former Chairman/CEO of National Lampoon, Inc. MHe’s plan is to produce a minimum of three theatrical films a year that appeal specifically to the youth market.

More specifically, Mass Hysteria Entertainment Company, Inc. is a new multi-media entertainment company created to produce feature film comedies with an interactive component for the young adult market. Our plan is to change the theatrical paradigm. In that regard, we intend  to produce an experience that is more fun in the theater than on a laptop; to transform the theatrical experience from passive to engaged, by encouraging the audience to interact with the film by downloading applications on their smart phones which will offer a dynamic range of in-movie features including gaming, texting, contests and additional content. Our revolutionary core business, which we call, IMMERSION CINEMA, endeavors to introduce full-spectrum interactivity and social networking into the movie-going experience.  In ordinary movies the audience is ordered to turn off their handheld devices.  In our movies the audience will be encouraged to turn on their handhelds and participate in the presentation, creating a radical new form of entertainment.  Our goal is to fully immerse the audience in our movie, letting them interact with the content and, in some cases, even become collaborators in the Mass Hysteria brand.

Plan of Operations For The Next Twelve Months

Mass Hysteria is a development-stage company at a time of great change in the entertainment business. Like much of corporate America, the entertainment sector is currently going through an upheaval. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals that rely on micro-transactions.  Mass Hysteria  is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria intends to create movies which will take advantage of traditional revenue streams that are still viable, and, at the same time, identify those micro-transactions that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Mass Hysteria is working with filmmakers who have realized great success such as producer Albert Ruddy (two Academy Awards for best picture, The Godfather and Million Dollar Baby), writer Pat Proft (Police Academy, Hot Shots, Naked Gun, and Scary Movie) and also with executives from the video game and social networking sectors. Mass Hysteria's plan is to combine these individual entertainment experiences and destinations into an alternative theatrical experience for the youth audience.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE YEAR ENDED NOVEMBER 30, 2009 COMPARED TO THE YEAR ENDED NOVEMBER 30, 2008

We had no revenues for the year ended November 30, 2009, and, as adjusted for discontinued operations, for the year ended November 30, 2008.  A lack of sales in the current period is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate revenue in the future.  In the interim period from August 5, 2009 to November 30, 2009, the Company has been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

The Company had a net loss from continuing operations of $410,780 for the period ending November 30, 2009, compared to $0 for the period ending November 30, 2008.  The increase of was due primarily to increases in General and Administrative costs, including salaries and overhead expenses directly related to the Company’s revised business plan.

We had interest expense of $4,376 for the year ended November 30, 2009 of which $376 is included in discontinued operations; compared to interest expense of $13,291 contained within discontinued operations for the year ended November 30, 2008, a decrease in interest expense from the prior period of $8,915, or 67.1%.  The decrease in interest expense was mainly due to the conversion of certain notes payable to related parties of the company at the time of change of control, whereby those Notes no longer accrued interest.

We had a net loss for the period ending November 30, 2009 of $2,052,019 as compared to a net loss of $224,583 for the period ending November 30, 2008, an increase of 812%.  This increase is directly attributable to the increase in General and Administrative costs for the period, the one-time cost of extinguishment of debt associated with the Company’s change of control, and share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $213,000 as of November 30, 2009, consisting primarily a Subscription Receivable for an investor who executed a Subscription Agreement to purchase 1,000,000 shares of our common stock at a price of $0.20 per share.  The cash was received in December 2009, thus we reported such as a receivable in assets, not as a reduction of equity.  In addition, our assets included prepaid rent and security deposit, as well as intangible assets and $160 in cash.  The Company no longer purchases inventory for its products, as manufacturing of its earlier products has ceased.

We had total liabilities of $522,311 as of November 30, 2009, consisting of current liabilities, which included $5,111 of accounts payable, $6,150 of accounts payable related party, which were owed for rental due on the Company’s subleases and to the Company’s CEO for expenses paid out-of-pocket, and various accrued liabilities of $5,620.  In addition, since August 2009, a related party has been providing capital for expenses, and purchased predecessor notes, which had a balance of $305,430 as of November 30, 2009.  On November 30, 2009 we entered into a subscription agreement which included a ratchet provision, and accordingly, the Company recorded a liability of $200,000 in current liabilities.

We had a total stockholders’ deficit of $309,311 as of November 30, 2009 and an accumulated deficit as of November 30, 2009 of $4,967,658.

We had $237,258 in net cash used in operating activities for the year ended November 30, 2009, which included $2,052,019 in net loss, offset by $667,580 in share-based compensation, $1,124,957 on losses attributable to extinguishment of debt of the predecessor group, and $4,773 of imputed rent expense. Cash flows used in operations were offset by changes in operating assets and liabilities totaling $9,861.

We had $250,162 of net cash provided by financing activities for the year ended November 30, 2009, related to loans from a related party (described below).

Since July 2009, a related party has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009.  Of the $305,430 owed to the related party, $250,162 was for payments made to various parties for services and expenses on behalf of the Company.  Subsequent to November 30, 2009, $55,268 of convertible debt acquired by this related party as part of the recapitalization and change in ownership was converted into 5,900,000 shares of common stock and fully satisfied. Subsequent to November 30, 2009, the holder has advanced the Company an additional $88,199 in working capital for our operations. The total advances of $338,361 as of February 28, 2010.  On this date, the parties established a note which converts into a total of approximately 4,229,512 common shares, based on a share price of $0.08 per share.

Other than as described above, the Company has no commitments from officers, director or affiliates to provide funding, other those described above.  Our growth and continued operations could be impaired by limitations on our access to the capital markets.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  We are currently funded solely by our shareholders and with the very limited amount of sales revenue we have generated to date related to our prior operations.  We believe that we can continue our business operations for approximately the next three (3) to six (6) months with the cash on hand we had as of the filing of this report.  We anticipate the need for approximately $1,000,000 in additional funding to support our operations for the next 12 months, which amount does not include approximately $250,000 which we will need to repay our outstanding liabilities.   Due to the fact that we had negative working capital and an accumulated deficit of $4,967,658 as of November 30, 2009, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern.  We anticipate that our founders and shareholders will continue to support our operations and loan us additional funds on an as needed basis until such time as we can support our operations with revenues from our products, if ever; however, no shareholder has committed in writing to providing us additional funding for our operations other than pursuant to the various notes and line of credits described above.

If we are unable to raise additional capital from conventional sources, including increases in related party loans and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments from our officer and Director or any of our shareholders to supplement our operations or provide us with financing in the future, other than described above.

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Use of Estimates:
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Revenue Recognition:
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the twelve months ended November 30, 2009 and 2008, respectively relating to continuing operations.

Stock-Based Compensation:
The Company accounts for its stock-based compensation under the provisions of ASC 718 “Compensation-Stock Compensation,” formerly SFAS No.123(R) Accounting for Stock Based Compensation. Under ASC 718, the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by ASC 718, which is measured as of the date required by ASC 718, formerly EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In accordance with ASC 718, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to nonperformance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

dbbmckennon
Certified Public Accountants
Registered Firm – Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Mass Hysteria Entertainment Company, Inc.

We have audited the accompanying balance sheet of Mass Hysteria Entertainment Company, Inc., formerly Michael Lambert, Inc., (the “Company”) as of November 30, 2009, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Hysteria Entertainment Company, Inc. as of November 30, 2009, and the results of its operations and its cash flows for the year then ended.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 2 and 3 of the financial statements, the Company is a development-stage company, and has incurred losses and used cash in operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon
March 16, 2010

881 Dover Drive, Suite 120, Newport Beach, California 92663 (949) 203-3010
www.dbbmckennon.com
Orange County	San Diego

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Mass Hysteria Entertainment Company, Inc.
(formerly Michael Lambert, Inc.)
San Antonio, Texas

We have audited the accompanying balance sheet of Mass Hysteria Entertainment Company, Inc. (formerly Michael Lambert, Inc.) as of November 30, 2008, the related statements of operations, changes in shareholders' deficit and cash flows for the year then ended.  These financial statements are the responsibility of Mass Hysteria’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  MLI is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of MLI’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Hysteria as of November 30, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

February 25, 2009

MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (Formerly, Michael Lambert Inc.) (A Development-Stage Company) Balance Sheets

	November 30, 2009	November 30, 2008

ASSETS

CURRENT ASSETS
Cash	$160	$186
Subscription receivable	200,000	-
Asset discontinued - Inventory	-	4,401
Total current assets	200,160	4,587
Intangible assets, net	3,140	-
Other assets	9,700	-
TOTAL ASSETS	$213,000	$4,587
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,111	$2,229
Accounts payable - related party	6,150	12,400
Accrued liabilities	5,620	2,489
Bank credit line payable	-	17,138
Common stock liability (Note 6)	200,000	-
Convertible short-term debt - related party	-	10,151
Total current liabilities	216,881	44,407
Long-term debt - related party (Note 4)	305,430	49,325
TOTAL LIABILITIES	522,311	93,732
STOCKHOLDERS'DEFICIT
Preferred stock, $0.001 par value; 10,000,000 authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 authorized;
68,530,952 and 11,593,500 issued and outstanding at
November 30, 2009 and 2008, respectively	68,531	11,592
Additional paid-in capital	4,589,816	2,814,902
Deficit accumulated during the development stage	(4,967,658)	(2,915,639)
Total Stockholders' Deficit	(309,311)	(89,145)
Total Liabilities and Stockholders' Deficit	$213,000	$4,587

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (Formerly Michael Lambert, Inc.)
(A Development-Stage Company)
Statements of Operations

	Twelve Months ended November 30	Twelve Months ended November 30
	2009	2008
REVENUES

Merchandise sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

OPERATING EXPENSES
General & administrative	394,989	25,000
Advertising marketing	11,791	-
TOTAL OPERATING EXPENSES	406,780	25,000

OPERATING LOSS	(406,780)	(25,000)

Other income and expense
Interest expense	(4,000)	-

Total other Income and Expense	(4,000)	-

NET LOSS FROM CONTINUING OPERATIONS	(410,780)	(25,000)

Loss from discontinued operations	(516,282)	(224,583)
Loss on extinguishment of debt from discontinued operations	(1,124,957)	-

NET INCOME (LOSS) FOR THE PERIOD	$(2,052,019)	$(224,583)

WEIGHTED AVERAGE NUMBER OF BASIC & DILUTED COMMON SHARES OUTSTANDING	31,340,233	11,466,042

NET LOSS PER COMMON SHARE
Basic and diluted - continuing operations	$(0.01)	$(0.00)
Basic and diluted - discontinued operations	$(0.05)	$(0.02)

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (Formerly Michael Lambert, Inc.) (A Development-Stage Company) Statements of Stockholders' Deficit

	Common Stock				Total Shareholders' Deficit
	Number of Shares	Amount	Additional Paid -in Capital	Accumulated Deficit

Balances at November 30, 2007	10,693,500	$10,694	$2,655,554	$(2,691,056)	$(24,808)

Common shares issued for services	900,000	900	149,100	-	150,000
Imputed rent expense
Contribution to capital	-	-	3,600	-	3,600
Imputed interest expense	-	-	4,349	-	4,349
Net loss	-	-	2,297	-	2,297
				(224,583)	(224,583)
Balances at November 30, 2008	11,593,500	11,594	2,814,900	(2,915,639)	(89,145)

Common shares issued for services	1,620,000	1,620	268,380	-	270,000
Imputed rent expense	-	-	4,773	-	4,773
Common shares issued to extinguish debt of predecessors	10,800,000	10,800	1,141,200	-	1,152,000
Shares issued for services on August 5, 2009 at $0.24 per share	1,000,000	1,000	239,000	-	240,000
Shares issued in recapitalization	42,015,452	42,015	(42,015)	-	-
Contribution to capital	-	-	7,500	-	7,500
Shares issued for services:
on August 24, 2009 at $0.31 per share	200,000	200	61,800	-	62,000
on September 29, 2009 at $0.43 per share	100,000	100	42,900	-	43,000
on October 6, 2009 at $0.42 per share	100,000	100	41,900	-	42,000
on October 16, 2009 at $0.29 per share	2,000	2	578	-	580
on November 29, 2009 at $0.10 per share	100,000	100	9,900		10,000
Stock issued for cash, November 30, 2009 at $0.20 pel- share (Note 6)	1,000,000	1,000	(1,000)	-	-
Net loss	-	-	-	(2,052,019)	(2,052,019)

Balances at November 30, 2009	68,530,952	$68,531	$4,589,816	$(4,967,658)	$(309,311)

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly Michael Lambert Inc.)
(A Development-Stage Company)
Statements of Cash Flows

	Twelve months ended November 30, 2009		Twelve months ended November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(2,052,019	) $	(224,583)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	90		-
Share based compensation	667,580		-
Loss on extinguishment of debt	1,124,957		-
Contributed services	7,500		150,000
Imputed rent expense	4,773		3,600
Imputed interest on debt	-		2,298
Amortization of discount on short term debt	-		9,849
Changes in operating assets and liabilities:
Accounts receivable	-		4,169
Inventory	4,401		(4,401)
Accounts payable	2,329		2,229
Accounts payable related party	-		12,400
Accrued liabilities	3,131		607
NET CASH USED IN OPERATING ACTIVITIES	(237,258)		(43,832)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(3,230)		-
Other assets	(9,700)		-
NET CASH USED IN INVESTING ACTIVITIES	(12,930)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholders'	-		35,968
Proceeds from short term debt	-		2,837
Proceeds from loans payable to related parties	250,162		-
Contributions to capital	-		4,349
NET CASH PROVIDED BY FINANCING ACTIVITIES	250,162		43,154

NET DECREASE IN CASH & CASH EQUIVALENTS	(26)		(678)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	186		864
CASH & CASH EQUIVALENTS, ENDING BALANCE	$160		186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-		-
Cash paid for income taxes	$-		-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTNG AND FINANCING ACTIVITIES
Conversion of short-term convertible notes	$18,000		-
Cash received under subscription receivable	$200,000		-

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT, INC.
(Formerly Michael Lambert, Inc.)
(A Development-Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 1 – ORGANIZATION, BUSINESS AND CHANGE IN CONTROL

Michael Lambert, Inc. (“MLI”) was incorporated in Nevada on November 2, 2005.  We are the successor entity to Robert Kremer D/B/A Michael Lambert, a sole proprietorship that was formed on July 1, 2005.  MLI was in the business of manufacturing handbags, but ceased operations in June 2009.

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

On June 5, 2009, Joseph Meuse, a Managing Member of Belmont Partners, LLC was appointed to the Board of Directors, as well as President and Secretary of the Company.   On the same date, Robert Kremer resigned from all positions held in the Company, and Carey G. Birmingham resigned from his position as Chief Financial Officer of the Company.

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

On August 5, 2009 (date of “Inception” for financial reporting purposes), Daniel Grodnik was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. Mr. Grodnik has worked in the movie industry for almost thirty years. He has served as the Chairman and CEO of the National Lampoon, a publicly-traded entertainment company. On August 5, 2009, pursuant to the terms of a stock purchase agreement, an affiliate of Mr. Grodnik purchased a total of 7,984,548 shares of issued and outstanding common stock of MHe from Belmont Partners. At this time, Belmont Partners’ designee was the sole officer and director of the Company.  In addition to the shares sold by Belmont Partners, the Company also issued 42,015,452 shares to Mr. Grodnik and certain affiliated parties in connection with the change of control (the “Control Group”). The total of 50,000,000 shares were issued to, or purchased by, Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control by MHe was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis. There were no assets acquired or liabilities assumed by MHe shareholders after the change in control, which would have been recorded at fair value.  Also, effective August 5, 2009, the Company requested a Control Group member to modify the conversion feature in the notes payable acquired as discussed in the preceding paragraphs to limit the number of shares to be converted at 10,000,000 shares common stock for the remaining balance acquired of $55,268 (after the note conversion amount of $10,000), as an anti-dilution safeguard.  Effective November 30, 2009, the Control Group member converted the note balances aggregating $55,268 into 5,900,000 shares of our common stock, at a cost per share of approximately $0.01 per share.

NOTE 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development-Stage Company

On Inception, the Company entered into the development stage with its intended new business, which currently has no revenues. Management expects to sustain losses from operations until such time it can generate sufficient revenues sufficient to meet its anticipated cost structure. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment.  The success of our plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity. For the year ended November 30, 2009, the loss from continuing operations is the cumulative losses incurred since Inception.

Discontinued Operations

When specific operations of a business are sold, abandoned, or otherwise disposed of, the business must account for these related revenues and expenses (including any gains or losses on related assets disposed of) in discontinued operations. Continuing operations must be reported separately in the statement of operations from discontinued operations, and any gain or loss from the disposal of a segment be reported along with the operating results of the discontinued segment.

Stock Splits

In the case of a stock split, all shares of stock are retroactively restated for all periods presented.  During June 2009, the Company effected a three (3) for one (1) forward stock split; all share information presented herein has been retroactively adjusted to reflect this stock split.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require the Company's most significant, difficult and subjective judgments include the valuation and recognition of share-based compensation.

The Company bases its estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at November 30, 2009 and 2008.

Fair Value of Financial Instruments

In the first quarter of fiscal year 2009, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company's financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of November 30, 2009, the Company did not have any Level 1, 3 financial assets or liabilities which require valuation The Company had a common stock liability that was a level 2 liability on the accompanying balance sheet.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances

Equipment and Furniture

Equipment and furniture will be stated at historical cost less accumulated depreciation. The cost of maintenance and repairs to equipment and furniture will be expensed as incurred, and significant additions and improvements will be capitalized. The capitalized costs of leasehold and building improvements will be depreciated using a straight-line method over the estimated useful life of the assets or the term of the related leases, whichever is shorter. All other equipment and furniture assets will be depreciated using a straight-line method over the estimated useful life of the assets.

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  At November 30, 2009, the Company owned a website costing $3,230 and had an estimated useful life of three (3) years.  Depreciation expenses related to website development costs during the year ended November 30, 2009 and 2008 was $90 and zero, respectively.

Recoupable Costs and Producer Advances

Recoupable costs and producer advances represent amounts paid by the Company that will be expected to be subsequently recouped through the collection of fees associated with the Company's licensing of content represented by third parties. In connection with the film production segment's content operations which may be represented by others, the Company will enter into sales agency agreements whereby the Company will act as a sales agent for a producer's film ("Sales Agency Agreements"). These Sales Agency Agreements typically include provisions whereby certain costs that are incurred for promotion related activities will be paid by the Company on behalf of the producer (such as movie trailer and ad material costs). The Company may also pay the producer an advance for the related film prior to the distribution of such film. As the Company subsequently licenses the producer's film and license fees are collected, the recoupable costs and producer advances will be recovered by the Company through these license fee collections. License fees typically are not paid to the producer of the related film until such recoupable costs and producer advances have been fully recovered by the Company.

Producers Fees

Producer fees will be recognized upon receipt of the fees and delivery of the related services.  If upon receipt of the fees all services have not been provided, the fees will be deferred and recognized as the services are performed.

Royalties

Royalty and profit participation will be recognized when the amounts are known and the receipt of the royalties is reasonably assured.  Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually).

Distribution Revenues

Distribution Revenues will be recognized when earned and appropriately reported by third (3rd) party Distribution companies and recorded Gross along with any distribution expenses charged by the Distributor and upon receipt of such revenues.

Producer Development, Production Service Fees and Film Distribution Fees

As these services are provided, these fees will be invoiced to the third party financiers and producers and recognized when the amount has been determined and receipt is reasonably assured.

Stock Options

In accordance with the provisions of ASC 718 “Compensation-Stock Compensation,” formerly SFAS No. 123(R), the Company accounts for employee and non-employee director stock issuances and stock options under the fair value method which requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date based on the estimated fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

Film Costs

The Company capitalizes film production costs in accordance with ASC 926, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.

Capitalized film costs will be amortized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs will be expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue, not to exceed ten years. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Ultimate revenue for new film titles and events is typically estimated using actual historical performance of comparable films that are similar in nature (such as production cost and genre). Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method.  Estimates of ultimate revenue will be reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate.  Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the television product.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under ASC 350 “Intangibles – Goodwill and Other,” formerly SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment at the operating segment level on an annual basis (March 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment in the determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using considerations of various valuation methodologies which could include income and market valuation approaches. The income approach involves discounting the reporting unit's projected free cash flow at its weighted average cost of capital, and the market approach considers comparable publicly traded company valuations and recent merger and acquisition valuations. The analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth; determination of the weighted average cost of capital; and other similar estimates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. The Company allocates goodwill to each operating segment based on the operating segment expected to benefit from the related acquisition and/or combination.

Other identifiable intangible assets subject to amortization primarily include amounts paid to acquire non-compete agreements with certain key executives, contractual and non-contractual customer relationships, intellectual property rights, patents and websites. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives which is typically five years. Intangible asset balances are removed from the gross asset and accumulated amortization amounts in the period in which they become fully amortized and are no longer in use. Other intangible assets that are subject to amortization are reviewed for impairment in accordance with ASC 360 “Property, Plant, and Equipment,” formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as described below within the Long-Lived Assets discussion.

Deferred Producer Liabilities

Deferred producer liabilities represent outstanding amounts due to the producer or to be retained by the Company upon the collection of license fee amounts related to the sale of repped content by the Film Production segment. In accordance with the Sales Agency Agreements entered into by the Company and represented content producers, when license fees associated with the Company's sale of represented content are collected, the amounts are paid to the producer and/or retained by the Company. Amounts are paid to the Company for its sales agency commission, recoupment of outstanding film costs and producer advances ("Recoupable Costs") or as market fee revenue. The terms of the Sales Agency Agreements provide that collected license fees will be distributed to the producer and/or retained by the Company based on a specific allocation order as defined by each agreement. The allocation order is dependent on certain criteria including total license fee collections, outstanding Recoupable Cost balances and certain other criteria as specified by the Sales Agency Agreements. Because these criteria cannot be reasonably determined until the license fees are collected, the appropriate allocation order of uncollected license fees cannot be established. Accordingly, the uncollected license fee amounts are recorded as deferred producer liabilities until such time as the amounts are collected and the allocation order can be reasonably determined.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  As of November 2009 and 2008, the Company had warrants to purchase an aggregate of zero and 6,495,000 of shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. In addition as of November 30, 2009 the Company had convertible debt as outlined in Note 4.  This convertible debt consisted of $55,268 which was convertible into no more than 10,000,000 shares of common stock.  Subsequent to year end, the full amount was converted into 5,900,000 shares of common stock.

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

The Company's income taxes and deferred income tax assets are not significant as substantially all expenses incurred by the Company were paid by third parties or are not deductible. Internal Revenue Code Section 382 places certain limitations on the annual amount of net operating loss carryforwards that may be utilized if certain changes to a Company's ownership occur. Our recapitalization caused a change in ownership pursuant to Section 382 of the Internal Revenue Code, and the federal and state net operating loss carryforwards are not material.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of tax regulations.  The Company adopted the provisions of ASC 740 “Income Taxes,” (“ASC 740”) formerly ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax position liabilities. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is based on various factors including, but not limited to, changes in facts and circumstances, changes in tax law, settlement of issues under audit, and new audit activity. Changes to these factors and the Company's estimates regarding these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of previous authoritative literature.   ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its financial statements.

In May 2009, the FASB ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition. See Note 9 for disclosures regarding our subsequent events.

Effective September 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective December 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the results of our operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning of the Company’s fiscal year, or December 1, 2009. The Company is currently evaluating the impact of this standard on its results of operations and financial condition.

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

NOTE 4 - RELATED PARTY BORROWINGS

Since July 2009, a related party of the Control Group of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430 as of November 30, 2009.  Of the $305,430 owed to the related party, $250,162 was for payments made to various parties for services and expenses on behalf of the Company.  Subsequent to November 30, 2009, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock and fully satisfied. Subsequent to November 30, 2009, the holder has advanced the Company an additional $88,199 in working capital for our operations. The total advances of $338,361 as of February 28, 2010.  On this date, the parties established a note which converts into a total of 4,229,512 common shares, based on a share price of $0.08 per share, interest at 6%, per annum, due February 28, 2015.  The advances totaling $250,162 are reflected as non-current in the accompanying balance sheet at November 30, 2009, since the long-term convertible note was established on February 28, 2010.  In addition, the convertible notes totaling $55,268 which were converted into common stock subsequent to November 30, 2009, are also classified as non-current because of the conversion.

Because this note was part of the recapitalization, the conversion of the shares was afforded such treatment.

The Company recognized $4,000 in interest expenses related to advances from the related party during the year ended November 30, 2009.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Month-to-Month Office Space Rental

On September 1, 2009, the Company entered into a sublease for its office space with a related party (Charter Consulting Group, Inc.).   The sublease is month to month at a rate of $4,818. Included within the sublease is various other office expenses including phone equipment rental and phone services, among others.  In addition, the Company paid a security deposit of $9,636.

Employment Agreements

In August 2009 the Company entered into an engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role is to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock. See Note 6.  In addition to the stock issuance, Mr. Proft will be paid $10,000 per month for a minimum of one (1) year.

During the period from Inception through November 30, 2009, our President and CEO earned $30,000 per month and including the month of July 2009; totaling $150,000 during this period. Such compensation was paid directly to our President and CEO by a related party.  Subsequent to year end, the Company signed into an employment agreement with this individual.  See Note 8.

On October 6, 2009 the Company entered into an agreement with our Senior Vice-President of Technology.  The term of the agreement is for six months, and calls for payments of $4,000 per month.  The individual was also issued 100,000 shares of our common stock.  See Note 6.

NOTE 6 - STOCKHOLDERS’ DEFICIT
Capital Stock

The Company has two classes of stock:

·	Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding; and,
·	Common stock, $0.001 par value, 140,000,000 shares authorized, 68,530,952 and 11,593,500 shares issued and outstanding as of November 30, 2009 and 2008, respectively.

Stock Split

On June 23, 2009, the directors of the Company approved a three (3) for one (1) stock split (the “Forward Split”) of the Company’s issued and outstanding common stock by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law.

On June 29, 2009, we notified The Financial Industries Regulatory Authority (“FINRA”), is the independent regulator for all securities firms doing business in the United States, of our name change and the forward split of our common shares.  On July 31, 2009, FINRA declared the name change effective and as a result of the effectiveness of the name change our symbol was changed to MHYS.   FINRA also declared our forward split effective with a record date of June 23, 2009 and a payable date of August 5, 2009.

Reorganization and Settlement of Liabilities with Common Stock

In June 2009, as discussed in Note 1, the Company issued 4,800,000 shares of common stock upon conversion of notes with predecessors which resulted in an extinguishment charge of $1,124,957 based on the closing price of the Company’s common stock of $0.24 per share shortly after the extinguishment.

On August 5, 2009, as discussed in Note 1, the Control Group acquired or received 50,000,000 shares of common stock, as well as 6,000,000 shares of common stock from the conversion of $10,000 of notes acquired.  In connection with the recapitalization, the convertible notes totaling $55,238 acquired by a Control Group member were paid in full through the issuance of 5,900,000 shares of common stock subsequent to November 30, 2009.  Because this note was part of the recapitalization, the conversion of the shares was afforded such treatment.

Issuance of Common Stock Related to Employment Agreements and Services Rendered

In its quarterly report filed for the period ending August 31, 2009, the Company reported that Belmont Partners were issued an additional 1,000,000 shares for services rendered; however, these were actually issued to certain parties from the discontinued operations and charge to expense in the amount of $240,000 for the year ended November 30, 2009 or $0.24 per share.

On August 24, 2009, the Company issued 200,000 shares per the terms of the employment agreement with Pat Proft (see Note 5) which were immediately vested.  These shares were valued at $62,000 based on the closing price per share on the date of issuance of $0.31.

On September 29 2009, the Company issued 100,000 shares of common stock to one individual for Board of Director services rendered to the Company.  This issuance was expensed as share-based compensation at a cost of $43,000, or $0.43 per share based on the closing stock price on the date of issuance.

On October 6, 2009, the Company issued 100,000 shares of common stock to one individual for services rendered to the Company as the Senior Vice President of Technology.  This issuance was expensed as share-based compensation at a cost of $42,000, or $0.42 per share based on the closing stock price on the date of issuance.

On October 16, 2009, the Company issued 2,000 shares of common stock to two individuals for consulting services rendered to the Company.  This issuance was expensed as share based compensation at a cost of $580, or $0.29 per share-based on the closing stock price on the date of issuance.

On November 25, 2009, the Company issued 100,000 shares of common stock to four individuals for legal services provided to the Company.  This issuance was expensed as share based compensation at a cost of $10,000, or $0.10 per share-based on the closing stock price on the date of issuance.

Sale of Common Stock

On November 30, 2009, the Company sold 1,000,000 shares to an individual pursuant to a subscription agreement at a price of $0.20 per share.  The cash was received on December 1, 2009 and accordingly is treated as a receivable in the accompanying balance sheet as of November 30, 2009.  The Subscription Agreement executed by the Company calls for an adjustment (“Ratchet”) after six months.  If, on that date, the Company’s closing bid price for the immediately preceding trading day is less than $0.20 per share, then the Company may be required to issue additional shares of its common stock to the purchaser to offset the purchaser’s total investment. Since the number of shares under the ratchet provision is indeterminate and based on a fixed dollar amount to the market price at the end of six months, management has recorded the common stock as a liability in the accompanying balance sheet at November 30, 2009.

Warrants

Between November 2005 and November 2007, the predecessors to Mass Hysteria, Michael Lambert, Inc., issued a total of 2,165,000 warrants to purchase shares of the Company’s common stock at exercise prices of $.375, unadjusted for the forward split that occurred in June 2009.  As part of the Change of Control as described above, the holders of these warrants which were vested consented to have their warrants cancelled and/or those warrants expired on their own terms.  As a result, all of these warrants were extinguished and are no longer in effect.

NOTE 7 - DISCONTINUED OPERATIONS

During the year ended November 30, 2008, the Company, in its prior iteration as Michael Lambert, Inc., had total sales revenue of $7,731, with a gross profit of $4,947.  Also during that time, the Company had total expenses of $232,314, culminating in a net loss for the year ended November 30, 2008 of $224,583.  As a result of the discontinued operations of the Company, we have accounted for the entire revenues and expenses for the period ending November 30, 2008 as a net loss attributed to discontinued operations.

During the year ended November 30, 2009, the Company, entirely as a result of its prior business as Michael Lambert, Inc., had total sales revenue of $1,434, with a gross profit of $893.  All of these revenues were the result of discontinued operations of the predecessor company.  The Company’s decision to discontinue the operations of its handbag business coincided with the Control Change which occurred at the beginning of June 2009.  As a result, all financial data pertaining directly to the operations relative to the handbag business was collapsed with the net amount reported separately from the continuing operations.  This collapsing effect was used to restate the financials for all periods presented, including inventory, revenues and cost of sales from our predecessor company.  For the twelve months ended November 30, 2009, net losses from discontinued operations were $1,641,239.  Loss per weighted average share from discontinued operations for the twelve  month periods ended November 30, 2009 and 2008 were $(0.05) and $(0.02), respectively.

	Twelve Months ended November 30 2009	Twelve Months ended November 30 2008
OPERATING LOSS	(406,780)	-
Other income and expense Interest expense	(4,000)
NET LOSS FROM CONTINUING OPERATIONS	(410,780)	-
Loss from discontinued operations	(516,287)	(224,583)
Loss on extinguishment of debt from discontinued operations	(1,124,957)	-
NET LOSS FROM DISCONTINUED OPERATIONS _	(1,641,239)	(224,583)

NOTE 8 - SUBSEQUENT EVENTS

In December 2009, the Company entered into an agreement writing services related to the screen play for an original motion picture “Mass Hysteria”. Compensation is paid $2,500 upon commencement of this agreement, $2,500 upon completion of the script, with the remaining to be paid, in the aggregate, either $50,000 or $75,000 depending on whether the film budget is less or greater than $4,000,000, respectively, payable. In addition, compensation will be paid at a rate of 5% of defined proceeds.

During December 2009, the Company entered into an employment agreement with our President and CEO which provides for a base salary of $360,000 per year, payable semi-monthly in the amount of $15,000 for a period of five years, expiring December 17, 2014.  Among other things, the employment agreement calls for periodic increases in the base salary and bonuses based upon performance.  The agreement also allows for the Company, at the discretion of the Board of Directors, to provide for medical insurance and a contribution to a retirement benefit plan.

In addition to his annual salary, the Employment Agreement grants employee stock options to purchase common stock in an amount equal to 20,000,000 shares at an exercise price of $0.07 per share.  The options shall vest equally over a five-year period (4,000,000 shares per year), commencing on January 1, 2010.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part by our President, and each series of options shall include a “cashless feature.”

Using the Simplified Method under ASC 718, the expected term of these options would be approximately 6.5 years.  These options, granted in December 2009, have a fair market value of $1,200,000, as calculated using the Black-Scholes pricing model with inputs as defined below:

Fair value of stock options awarded:	2009

Assumptions:
Expected volatility	238%
Dividend yield	0%
Expected option life (years)	6.5
Risk-free interest rate	2.24%
Market price of option	$0.06

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014.

Subsequent to November 30, 2009, a Control Group member advanced the Company $88,199 in working capital for our operations  The total advances from this related party amounts to $338,361 as of February 28, 2010.  The Company entered into an agreement with the related party to make advances convertible, which converts into a total of approximately 4,229,512 common shares, based on a share price of $0.08 per share.

In December 2009, the Company issued 152,000 shares to four individuals for consulting and Board of Director services to be rendered to the Company.  These shares were expensed to share-based compensation for $15,200, based on a closing stock price per share of $0.10 on the date of issuance.

In January 2010, the Company issued 50,000 shares to one individual for consulting services to be rendered to the Company.  These shares were expensed by the Company at $9,250, based on a price per share of $0.18 on the date of issuance.

Also during January 2010, the Company issued 20,000 shares to an outside consulting firm for services rendered.  These shares were expensed by the Company at $1,400, based on a price per share of $0.07 on the date of issuance.

On February 11, 2010, upon Board approval, the Company issued 145,000 shares to five individuals for various operational services rendered or to be rendered to the Company.  These shares were expensed by the Company at $15,950, based on a price per share of $0.11 on the date of issuance, since these were fully vested.

On March 9, 2010, upon Board approval, the Company issued 375,000 shares to three individuals for operational consulting and advisory services rendered or to be rendered to the Company.  These shares were expensed by the Company at $30,000, based on a price per share of $0.08 on the date of issuance, since they were fully vested.

The Company has evaluated subsequent events through March 15, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is dbbmckennon, certified public accountants.  We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of November 31, 2009, we are in the process of assessing the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on our preliminary evaluation, we concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to the size of the deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as November 30, 2009 and communicated the matters to our management.   Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control:  There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Company’s  last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls:  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of the Company’s control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director and their respective age as of February 22, 2010 is as follows:

NAME	AGE	POSITION

Daniel Grodnik	57	President, CEO, CFO, Chairman of the Board and Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Daniel Grodnik

Mr. Grodnik has worked in the movie industry for almost thirty years.  He has served as the Chairman and CEO of the National Lampoon, a publicly traded entertainment company.  Currently, he is in prep on “Carjacked” starring Ron Perlman and Rose McGowan and “The Courier” an action film directed by Russell Mulcahy. Mr. Grodnik is in post-production on a romantic comedy entitled, “Overnight” and in development on 4 new theatrical films with two-time Academy Award winner for Best Picture, (“The Godfather” and “Million Dollar Baby”) Albert S. Ruddy. Mr. Grodnik’s recent films include his third original movie for the Sci-Fi Channel entitled “Yeti” which aired in November and received the second highest rating of the year for a Saturday night premiere. Also, in November, Mr. Grodnik and Mr. Ruddy’s film, “Camille” starring Sienna Miller (Factory Girl) and James Franco (Spiderman III), began its theatrical release. In May of 08, the Sci-Fi Channel aired, “Never Cry Werewolf” which was the third highest rated Sunday Night movie in the history of the channel. Additionally, Mr. Grodnik currently has a thriller in release entitled “Hallowed Ground”, written and directed by David Benullo (“Around the World in 80 Days”) and starring Jaime Alexander (Rest Stop) and a Danielle Steel adaptation for Newline entitled “Safe Harbour”, starring Melissa Gilbert.  Mr. Grodnik was nominated for a Golden Globe for best picture on his production of “Bobby”. The movie had an all-star cast including Anthony Hopkins, Demi Moore, Sharon Stone, Helen Hunt, Lawrence Fishburne, Elijah Wood, Lindsay Lohan, William H. Macy, Nick Cannon, and Heather Graham.

In 2006, Mr. Grodnik went to Little Rock, Arkansas with actress Ashley Judd to produce a coming-of-age drama entitled, “Come Early Morning”. The movie had its’ North American premiere at the Sundance Film Festival.

In 2003-2004 Mr. Grodnik partnered with Franchise Pictures founder Andrew Stevens to produce several action and sci-fi titles that included; “Pursued” for Lion’s Gate starring Christian Slater, “Blood Angels” starring Lorenzo Lamas for Screen Media and Universal Pictures, “Sea Ghost,” “Deep Evil,” “Glass Trap,” and “Blue Demon” for Blockbuster Entertainment.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which Mr. Grodnik is a party in connection with this appointment as a director and an officer of this Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended November 30, 2009.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended November 30, 2009 and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Daniel Grodnik:,	2009	$150,000	0	1,500	0	0	0	0		$151,500

CEO, CFO, President, Secretary and Chairman	2008	$0	0	$0	0	0	0	0	$

(1)	Stock awards priced at par $.0001 per share.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through November 30, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending November 30, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We have entered into an employment agreement with Dan Grodnik, our Chairman and sole officer and director.  A copy of the employment agreement is attached hereto as Exhibit 10.1.

We have not had a promoter at any time during our past five fiscal years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 30, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Daniel Grodnik 555 Melrose Ave. Swanson Building Suite 400 Hollywood, CA 90038	15,000,000	22.7%
	All executive officers as a group	15,000,000	22.7%
Common Stock	Gianna Sepe 1050 NE 91Terrace Miami Shores, FL 33138	5,000,000	7.6%
Common Stock	Michael Greenfield 8313 Fountain Ave., #A Los Angeles, CA 90069	10,000,000	15.1%
Common Stock	Seth Eber 1050 NE 91Terrace Miami Shores, FL 33138	5,000,000	7.6%

(1)	Based upon 68,530,952 shares issued and outstanding as of November 30, 2009.

Stock Option Grants

During December 2009, the Company entered into an Employment Agreement with our President and CEO which provides stock options to purchase common stock in an amount equal to 20,000,000 shares at an exercise price of $0.07 per share.  The options shall vest equally over a five-year period (4,000,000 shares per year), commencing on January 1, 2010.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part by our President, and each series of options shall include a “cashless feature.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended November 30, 2008, we were billed approximately $27,000 for professional services rendered for the audit and review of our financial statements.

dbbmckennon was paid $20,000 since Inception for audit and review services for the fiscal year ended November 30, 2009.

Audit Related Fees

There were no fees for audit related services for the years ended November 30, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended November 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

3.1*	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada State of Secretary
10.1	Employment Agreement with Daniel Grodnik
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*Filed as Exhibit 3.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2010

By:	/s/ Daniel Grodnik
Daniel Grodnik
CEO, CFO, President, Chairman and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Grodnik	CEO, CFO, President, Chairman and Secretary	March 16, 2010
Daniel Grodnik