Form 10-Q
period 2010-02-28
Mass Hysteria Entertainment Company, Inc.
filed 2010-04-14
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 6, 2010, there were 74,172,952 shares of our common stock issued and outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)

FORM 10-Q

February 28, 2010

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
BALANCE SHEETS
As of February 28, 2010 and November 30, 2009

	February 28, 2010	November 30, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$137,773	$160
Subscription receivable	-	200,000
Total Current Assets	137,773	200,160

Intangible assets, net	3,050	3,140
Other assets	9,700	9,700
TOTAL ASSETS	$150,523	$213,000

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,111	$5,111
Accounts payable – related party	6,150	6,150
Accrued liabilities	57,798	5,620
Common stock liability (Note 6)	200,000	200,000

Total current liabilities	269,059	216,881

Convertible long- term debt – related party (Note 4)	338,362	305,430
TOTAL LIABILITIES	607,421	522,311

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 140,000,000 shares authorized, 73,797,952 and 68,530,952 shares issued and outstanding as of February 28, 2010 and November 30, 2009, respectively.	73,798	68,531
Additional paid-in capital	4,730,034	4,589,816
Deficit accumulated during the development stage	(5,260,730)	(4,967,658)

TOTAL STOCKHOLDERS’ DEFICIT	(456,898)	(309,311)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$150,523	$213,000

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended February 28, 2010 and 2009, and for the period from Inception to February 28, 2010
(Unaudited)

	Three Months Ended February 28,		For the Period from August 5, 2009 (Inception) to
	2010	2009	February 28, 2010

Sales revenue	$-	-	$-

Operating expenses:
General and administrative, including share-based compensation of $90,217 and $0 for the three months ended February 28, 2010 and 2009, respectively; and $247,797 for the period from Inception to February 28, 2010.	284,489	-	679,478
Selling expense	3,949	-	15,740
Total operating expenses	288,438	-	695,218

Other income (expenses):
Interest expense	(4,634)	-	(8,634)
Total other income and expense	(4,634)	-	(8,634)

Net loss from continuing operations	(293,072)	-	(703,852
Net loss from discontinued operations	-	(297,573)	-

Net loss	$(293,072)	$(297,573)	$(703,852)

Basic and diluted loss from continuing operations per share	$(0.00)	$-
Basic and diluted loss from discontinued operations per share	$-	$(0.02)

Basic and diluted weighted average shares outstanding	70,999,841	12,367,500

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Balances for the three months ended February 28, 2010, and for the period from Inception to February 28, 2010
(Unaudited)

	Common Shares	Common Stock at Par Value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balances at August 5, 2009	25,013,500	25,014	4,468,253	(2,915,639)	1,577,628
Shares issued in recapitalization	42,015,452	42,015	(42,015)	-	-
Contribution to capital	-	-	7,500	-	7,500
Shares issued for services:
on August 24, 2009 at $0.31 per share	200,000	200	61,800	-	62,000
on September 29, 2009 at $0.43 per share	100,000	100	42,900	-	43,000
on October 6, 2009 at $0.42 per share	100,000	100	41,900	-	42,000
on October 16, 2009 at $0.29 per share	2,000	2	578	-	580
on November 29, 2009 at $0.10 per share	100,000	100	9,900		10,000
Stock issued for cash, November 30, 2009 at $0.20 per- share (Note 6)	1,000,000	1,000	(1,000)	-	-
Net loss	-	-	-	(2,052,019)	(2,052,019)
Balances at November 30, 2009	68,530,952	$68,531	$4,589,816	$(4,967,658)	$(309,311)
Shares issued for services:
On December 10, 2009 at $0.10 per share	152,000	152	15,048	-	15,200
On January 10, 2010 at $0.07 per share	20,000	20	1,380	-	1,400
On January 28, 2010 at $0.18 per share	50,000	50	8,950	-	9,000
On February 22, 2010 at $0.11 per share	145,000	145	15,805	-	15,950
Common shares issued to extinguish debt acquired from predecessors by Control Group member	5,900,000	5,900	49,368	-	55,268
Share based compensation related to options issued granted during December 2009.	-	-	48,667	-	48,667
Shares returned to treasury from predecessors on January 1, 2010	(1,000,000)	(1,000)	1,000	-	-
Net loss	-	-	-	(293,072)	(293,072)

Balances at February 28, 2010	73,797,952	$73,798	$4,730,034	$(5,260,730)	$(456,898)

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended February 28, 2010 and 2009, and for the period from Inception to February 28, 2010
(Unaudited)

	February 28, 2010	February 28, 2009	For the Period from August 5, 2009 (Inception) to February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(293,072)	$(297,573)	$(703,852)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	90	-	90
Share-based compensation	90,217	270,000	247,797
Contributed services	-	-	7,500
Imputed rent expense	-	900	-
Imputed interest on debt	-	1,158	-
Gain on settlement of convertible notes	-	-	(14,000)
Changes in:
Inventory	-	283	-
Accounts payable	-	20,548	21,732
Accrued liabilities	52,179	325	41,300
Bank credit line	-	-	(1,156)
NET CASH USED IN OPERATING ACTIVITIES	(150,586)	(4,359)	(400,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	-	5,000	-
Payment on Bank Credit Line Payable	-	(471)	-
Proceeds from sale of common stock	200,000	-	200,000
Proceeds from convertible long term loans - related parties	88,199	-	338,362
NET CASH PROVIDED BY FINANCING ACTIVITIES	288,199	4,529	538,362

NET CHANGE IN CASH	137,613	170	137,773
Cash balance, beginning of period	160	186	-

Cash balance, end of period	$137,773	$356	137,773

Supplemental Disclosures:
Cash paid for interest	$-	$2,224	-
Cash paid for income taxes	$-	$-	-

Supplemental schedule of non-cash investing and financing activities:
Conversion of short-term convertible notes into common stock	$55,268	$-	73,268

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION, BUSINESS AND CHANGE IN CONTROL

Mass Hysteria Entertainment Company, Inc. (the “Company” or “MHYS”), formerly Michael Lambert, Inc. (“MLI”) was incorporated in Nevada on November 2, 2005.   MLI was in the business of manufacturing handbags, but ceased operations in June 2009.

On August 5, 2009 (date of “Inception” for financial reporting purposes), Daniel Grodnik was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. Mr. Grodnik has worked in the movie industry for almost thirty years. He has served as the Chairman and CEO of the National Lampoon, a publicly-traded entertainment company. A total of 50,000,000 shares were issued to, or purchased by, Daniel Grodnik and the affiliated parties representing 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control by MHYS was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis. There were no assets acquired or liabilities assumed by MHYS shareholders after the change in control, which would have been recorded at fair value.  A Control Group member also acquired notes payable, which convertible, from the predecessors for which the remaining balance acquired of $55,268 (after the note conversion amount of $10,000) was converted into 5,900,000 shares of our common stock in December 2009 as part of the completion of the change in control and recapitalization.

The Company is a development stage company at a time of great change in the entertainment business. Like much of corporate America, the entertainment sector is currently going through an upheaval. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals that rely on micro-transactions.  Mass Hysteria Entertainment is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria will be creating movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those micro-transactions that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Mass Hysteria is working with filmmakers who have realized great success such as producer Albert Ruddy (two Academy Awards for best picture, The Godfather and Million Dollar Baby), writer Pat Proft (Police Academy, Hot Shots, Naked Gun, and Scary Movie) and also with executives from the video game and social networking sectors. Our plan is to combine these individual entertainment experiences and destinations into an alternative theatrical experience for the youth audience.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of MHYS have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to our financial statements which substantially duplicate the disclosures contained in our Annual Report on Form 10-K have been omitted.

Significant Accounting Policies

Development-Stage Company

On August 5, 2009 (“Inception”), the Company entered into the development stage with its intended new business, which currently has no revenues. Management expects to sustain losses from operations until such time it can generate sufficient revenues sufficient to meet its anticipated cost structure. The Company is considered a development-stage company in accordance with Accounting Standards Codification (“ASC”) 915 – “Development Stage Entities,” formerly Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. Upon distribution of the Company’s products, it will exit the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment.  The success of our plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity.

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

As of February 28, 2010, the Company did not have any Level 1, 3 financial assets or liabilities which require valuation. The Company had a common stock liability that was a level 2 liability on the accompanying balance sheet.

Film Costs

The Company capitalizes film production costs in accordance with Statement of Position ASC 926 – “Entertainment”, formerly ("SOP") 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.  The Company begin capitalizing script costs March 1, 2010.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company is a development-stage company, with limited available capital and no revenues from intended operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 - RELATED PARTY BORROWINGS

Since July 2009, a related party of the Control Group of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009.  Of the $305,430 owed to the related party, $250,162 was for payments made to various parties for services and expenses on behalf of the Company and $55,268 was for purchase of predecessor debt as part of the recapitalization.  During February 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfied of the liability.  During the quarter ended February 28, 2010, the holder has advanced the Company an additional $88,199 in working capital for operations. On this date, the parties established a note which converts the total balance of $338,362 into a total of 4,229,512 common shares, based on a share price of $0.08 per share, interest at 6%, per annum, due February 28, 2015.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2009 the Company entered into an engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role is to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock (see Note 6), and an initial monthly salary of $10,000 for a minimum of one year.  During March 2010, subsequent to quarter-end, a new agreement was negotiated which reflected that Pat would be paid half of this monthly salary in the form of stock compensation – retroactive from January 2010.  See Note 9 – Subsequent Events.

On December 17, 2009, the Company entered into an employment agreement with our President and CEO which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014.  Among other things, the employment agreement calls for periodic increases in the base salary and bonuses based upon performance.  The agreement also allows for the Company, at the discretion of the Board of Directors, to provide for medical insurance and a contribution to a retirement benefit plan.  The President and CEO was also awarded options to purchase common stock. See Note 7.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock

The Company has two classes of stock:

1.	Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding; and,
2.	Common stock, $0.001 par value, 140,000,000 shares authorized, 73,797,952 and 68,530,952 shares issued and outstanding as of February 28, 2010 and November 30, 2009, respectively.

Reorganization and Settlement of Liabilities with Common Stock

In connection with the recapitalization, the convertible notes totaling $55,238 acquired by a Control Group member were paid in full through the issuance of 5,900,000 shares of common stock during February 2010.  Because this note was part of the recapitalization, the conversion of the shares were afforded such treatment.

Issuance of Common Stock Related to Employment Agreements and Services Rendered

In December 2009, the Company issued 152,000 shares to four individuals for consulting and Board of Director services to the Company.  These shares were expensed to share-based compensation for $15,200, based on a closing stock price per share of $0.10 on the date of issuance.

In January 2010, the Company issued 50,000 shares to one individual for consulting services to the Company.  These shares were expensed by the Company at $9,000, based on a price per share of $0.18 on the date of issuance.

Also during January 2010, the Company issued 20,000 shares to an outside consulting firm for services rendered.  These shares were expensed by the Company at $1,400, based on a price per share of $0.07 on the date of issuance.

On February 11, 2010, upon Board approval, the Company issued 145,000 shares to five individuals for various operational services to the Company.  These shares vested immediately and were expensed by the Company at $15,950, based on a price per share of $0.11 on the date of issuance.

On February 20, 2010, one million shares of common stock issued to two prior shareholders during August 2009 were cancelled upon a request by the CEO and concurrence by the two shareholders.

Sale of Common Stock

On November 30, 2009, the Company sold 1,000,000 shares to an individual pursuant to a subscription agreement at a price of $0.20 per share.  The cash was received on December 1, 2009.  The subscription agreement executed by the Company calls for an adjustment (“Ratchet”) after six months.  If, on that date, the Company’s closing bid price for the immediately preceding trading day is less than $0.20 per share, then the Company may be required to issue additional shares of its common stock to the purchaser to offset the purchaser’s total investment. Since the number of shares under the ratchet provision is indeterminate and based on a fixed dollar amount to the market price at the end of six months, management has recorded the common stock as a liability in the accompanying balance sheet at February 28, 2010.

NOTE 7 – EMPLOYEE STOCK OPTIONS

In addition to his annual salary, the President and CEO’s Employment Agreement grants employee stock options to purchase common stock in an amount equal to 20,000,000 shares at an exercise price of $0.07 per share.  The options shall vest equally over a five-year period (4,000,000 shares per year), commencing on January 1, 2010.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part by our President, and each series of options shall include a “cashless feature.”

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

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014.  As of February 28, 2010, $48,667 of this stock compensation had been recorded as expense.

NOTE 8 - DISCONTINUED OPERATIONS

The Company’s decision to discontinue the operations of its handbag business coincided with the Control Change which occurred at the beginning of June 2009.  As a result, all financial data pertaining directly to the operations relative to the handbag business was collapsed with the net amount reported separately from the continuing operations.  This collapsing effect was used to restate the financials for all periods presented.  For the three months ended February 28, 2010 and 2009 and the period from Inception to February 28, 2010, losses from discontinued operations were $0, $297,573 and $0, respectively.  Loss per weighted average share from discontinued operations for the three month periods ended February 28, 2010 and 2009 were $(0) and $(0.02), respectively.

NOTE 9 - SUBSEQUENT EVENTS

On March 9, 2010, upon Board approval, a revised employment agreement (retroactive to January 1, 2010) was negotiated between the Company and Pat Proft to reflect that half of his monthly $10,000 salary would be paid in the form of stock compensation.  Thus, for the months of January, February and March 2010, $15,000 accrued wages due Pat would be converted to 166,667 shares of common stock based on the current market price on that day of $0.09 per share.

On March 9, 2010, upon Board approval, the Company issued 375,000 shares to three individuals for operational consulting and advisory services rendered or to be rendered to the Company.  These shares were fully vested and expensed by the Company at $30,000, based on a price per share of $0.08 on the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MICHAEL LAMBERT, INC. ("THE COMPANY", "MLI", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2010.

DESCRIPTION OF BUSINESS

History

Michael Lambert, Inc. was incorporated in Nevada on November 2, 2005.  Up until August 5, 2009, the Company manufactured handbags.  We produced only 613 handbags from inception to May 31, 2009 and no other clothing accessories.  We only sold our products under the brand “Michael Lambert” and sold our products at two independently owned clothing stores in the San Antonio, Texas area.   We manufactured the handbags, which were hand-sewn by a third party, Fuerza Unida, a sewing cooperative in San Antonio, Texas consisting of minority women.

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

In connection with the Change of Control, the Company has changed our name to Mass Hysteria Entertainment Company, Inc. and also changed our business plan.  Mass Hysteria Entertainment Company, Inc. (“MHYS”) is an innovative motion picture studio that produces branded young adult film content for theatrical, DVD, and television distribution managed by the former Chairman/CEO of National Lampoon, Inc. MHYS’s plan is to produce a minimum of three theatrical films a year that appeal specifically to the youth market.

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

COMPARISON OF OPERATING RESULTS

Results of Operation for the Three Months Ended February 28, 2010 Compared to the Three Months Ended February 28, 2009

We did not have any sales revenues or related costs of sales for the three month periods ended February 28, 2010, or February 28, 2009, other than those related to the discontinued operations (handbag company).  We recognized $0 net loss from discontinued operations during the three months ended February 28, 2010 vs. $297,573 in net losses from discontinued operations during the three months ended February 28, 2009.  The lack of sales in current period is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate revenue in the future.

For the three months ended February 28, 2010, we had general and administrative expenses of $284,489, selling expenses of $3,949, and interest expense of $4,634. For the three months ended February 28, 2009, all expenses incurred were for the handbag business which has since been discontinued. The general and administrative, selling and interest expenses were a result of expenses incurred relative to the change in control and overall business focus to the film and entertainment industry.

We had a net loss from continuing operations of $293,072, and a net loss from discontinued operations of $0 for the three months ended February 28, 2010, compared to a net loss from continuing operations of $0, and discontinued operations of $297,573 for the three months ended February 28, 2009.  The increase in net loss from continuing operations was mainly attributable to the $284,489 in general and administrative expenses incurred for the new business focus.

Liquidity and Capital Resources

We had total assets of $150,523 as of February 28, 2010, including cash on hand of $137,773; $9,700 of prepaid rent and a security deposit; and $3,050 of intangible assets (website).

We had total liabilities of $607,421 as of February 28, 2010, consisting of current liabilities, which included $11,261 of accounts payable; $57,798 of accrued liabilities; and a $200,000 common stock conversion liability related to a ratchet provision contained in a subscription agreement.  We had long-term liabilities including a related party loan payable of $338,362.

We had negative working capital of $131,286, a total shareholders’ deficit of $456,898 as of February 28, 2010 and an accumulated deficit as of February 28, 2010 of $5,260,730.

We had $150,586 in net cash used in operating activities for the three months ended February 28, 2010, which included $293,072 in net loss, offset by $90,217 in shares issued for services; and a $52,179 increase in accrued liabilities.

We had $288,199 of net cash provided by financing activities for the three months ended February 28, 2010, which included $88,199 in proceeds from loans payable to related party and $200,000 for sale of common stock.

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

If we are unable to raise additional capital from conventional sources, including increases in the related party note payable or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 30, 2009, the Company sold 1,000,000 shares to an individual pursuant to a subscription agreement at a price of $0.20 per share.  The cash was received on December 1, 2009.

In December 2009, the Company issued 152,000 shares to four individuals for consulting and Board of Director services to be rendered to the Company.  These shares were expensed to share-based compensation for $15,200, based on a closing stock price per share of $0.10 on the date of issuance.

In January 2010, the Company issued 50,000 shares to one individual for consulting services to be rendered to the Company.  These shares were expensed by the Company at $9,000, based on a price per share of $0.18 on the date of issuance.

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

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

DATED: April __, 2010	By: /s/ Daniel Grodnik
Daniel Grodnik Chief Executive Officer and Principal Accounting Officer