Form 10-Q
period 2010-05-31
Mass Hysteria Entertainment Company, Inc.
filed 2010-07-15
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Exact name of registrant as specified in Charter)

Nevada	000-53739	20-3107499
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5555 Melrose Avenue, Swanson Building
Suite 400
Hollywood, CA 90038
 (Address of Principal Executive Offices)
 ________________________
 (323) 956-8388
 (Issuer Telephone number)
 ________________________

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

As of July 14, 2010, there were 74,251,077 shares of our common stock issued and outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)

FORM 10-Q

May 31, 2010

 ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
BALANCE SHEETS

	May 31, 2010	November 30, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$5,432	$160
Subscription receivable	-	200,000
TOTAL CURRENT ASSETS	5,432	200,160

Intangible assets, net	2,788	3,140
Film production costs (Note 8)	63,250	-
Other assets	16,525	9,700
TOTAL ASSETS	$87,995	$213,000

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,521	$5,111
Accounts payable – related party	-	6,150
Accrued liabilities	58,223	5,620
Common stock liability (Note 6)	-	200,000
TOTAL CURRENT LIABILITIES	59,744	216,88

Convertible long- term debt – related party (Note 4)	413,745	305,430
TOTAL LIABILITIES	473,489	522,311

Commitments and contingencies (Note 5)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 140,000,000 shares authorized, 74,251,077 and 68,530,952 shares issued and outstanding as of May 31, 2010 and November 30, 2009, respectively.	74,251	68,531
Shares committed to be issued (Note 6)	200,000	-
Additional paid-in capital	4,822,081	4,589,816
Accumulated deficit	(5,481,826)	(4,967,658)

TOTAL STOCKHOLDERS’ DEFICIT	(385,494)	(309,311)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$87,995	$213,000

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,			Six Months Ended May 31,		For the Period from August 5, 2009 (Inception) to
	2010	2009		2010	2009	May 31, 2010

Revenue	$-	$-		$-	-	$-

Operating expenses:
General and administrative, including share-based compensation of $92,500, $0, 174,467 and $0 for the three and six months ended May 31, 2010 and 2009, respectively, and $332,047 for the period from Inception to May 31, 2010.	215,485	-		501,838	-	896,827
Selling expense	-	-		2,084	-	13,876
Total operating expenses	215,485	-		503,922	-	910,703

Other income (expenses):
Interest expense	(5,611)	-		(10,246)	-	(14,244)

Net loss from continuing operations	(221,096)	-		(514,168)	-	(924,947)
Net loss from discontinued operations	-	(10,009)		-	(307,582)	-

Net loss	$(221,096)	$(10,009)		$(514,168)	$(307,582)	$(924,947)

Basic and diluted loss from continuing operations per share	$- *	$-	*	$- *	$- *
Basic and diluted loss from discontinued operations per share	$- *	$-	*	$- *	$(0.02)

Basic and diluted weighted average shares outstanding	74,139,664	13,213,500		72,587,004	12,795,147

*Amount was less than $0.01 per share

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Balances for the six months ended May 31, 2010
(Unaudited)

	Common Shares	Common Stock at Par Value	Additional Paid-in Capital	Shares Committed to be Issued	Accumulated Deficit	Total
Balances at November 30, 2009	68,530,952	$68,531	$4,589,816	-	$(4,967,658)	$(309,311)
Shares issued for services:
On December 10, 2009 at $0.10 per share	152,000	152	15,048	-	-	15,200
On January 10, 2010 at $0.07 per share	20,000	20	1,380	-	-	1,400
On January 28, 2010 at $0.18 per share	50,000	50	8,950	-	-	9,000
On February 22, 2010 at $0.11 per share	145,000	145	15,805	-	-	15,950
On March 9, 2010 at $0.08 per share	375,000	375	29,625	-	-	30,000
On May 27, 2010 at $0.032 per share	78,125	78	2,422	-	-	2,500
Common shares issued to extinguish debt acquired from predecessors by Control Group member	5,900,000	5,900	49,368	-	-	55,268
Share based compensation related to options issued granted during December 2009.	-	-	108,667	-	-	108,667
Shares returned to treasury from predecessors on February 20, 2010	(1,000,000)	(1,000)	1,000	-	-	-
Shares committed to be issued	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	(514,168)	(514,168)
Balances at May 31, 2010	$74,251,077	$74,251	$4,822,081	$200,000	$(5,481,826)	$(385,494)

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Formerly, Michael Lambert, Inc.)
(A Development-Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		For the Period from August 5, 2009 (Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(514,168)	$(307,582)	$(924,947)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	352	-	352
Share-based compensation	174,467	270,000	332,047
Contributed services	-	-	7,500
Gain on settlement of convertible notes	-	-	(14,000)
Imputed rent expense	-	1,800	-
Imputed interest on debt	-	2,973	-
Changes in operating assets and liabilities
Prepaid expenses	(6,825)	-	(6,825)
Inventory	-	203	-
Accounts payable	(9,740)	19,934	11,994
Accrued liabilities	27,603	(1,246)	16,722
Bank credit line	-	-	(1,156)
NET CASH USED IN OPERATING ACTIVITIES	(328,311)	(13,918)	(578,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Script costs	(30,000)	-	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	(30,000)		(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	-	13,792	-
Payment on bank credit line payable	-	18	-
Proceeds from sale of common stock	200,000	-	200,000
Proceeds from convertible long term loans - related parties	163,583	-	413,745
NET CASH PROVIDED BY FINANCING ACTIVITIES	363,583	13,810	613,745

NET CHANGE IN CASH	5,272	(108)	5,432
Cash balance, beginning of period	160	186	-

Cash balance, end of period	$5,432	$78	$5,432

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in lieu of cash payment for script costs	$8,250	$-	$8,250
Conversion of short-term convertible notes into common stock	$55,268	$-	$73,268

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

On August 5, 2009 (date of “Inception” for financial reporting purposes), Daniel Grodnik was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. Mr. Grodnik has worked in the movie industry for almost thirty years. He has served as the Chairman and CEO of the National Lampoon, a publicly-traded entertainment company. A total of 50,000,000 shares were issued to, or purchased by, Daniel Grodnik and the affiliated parties representing 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control by MHYS was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis. There were no assets acquired or liabilities assumed by MHYS shareholders after the change in control, which would have been recorded at fair value.  A Control Group member also acquired notes payable, from the predecessors for which the remaining balance acquired of $55,268 (after a note conversion amount of $10,000) was converted into 5,900,000 shares of our common stock in December 2009 as part of the completion of the change in control and recapitalization.

The Company is a development stage company at a time of great change in the entertainment business. Like much of corporate America, the entertainment sector is currently going through an upheaval. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals that rely on micro-transactions.  The Company is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria will be creating movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those micro-transactions that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. We are working with filmmakers who have realized great success such as producer Albert Ruddy (two Academy Awards for best picture, The Godfather and Million Dollar Baby), writer Pat Proft (Police Academy, Hot Shots, Naked Gun, and Scary Movie) and also with executives from the Webisode and social networking sectors. Our plan is to combine these individual entertainment experiences and destinations into an alternative theatrical experience for the youth audience.

 NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of MHYS have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to our financial statements which substantially duplicate the disclosures contained in our Annual Report on Form 10-K for the year ended November 30, 2009 have been omitted.

Significant Accounting Policies

Development-Stage Company

On August 5, 2009, the Company entered into the development stage with its intended new business, which currently has no revenues. Management expects to sustain losses from operations until such time it can generate sufficient revenues sufficient to meet its anticipated cost structure. The Company is considered a development-stage company in accordance with Accounting Standards Codification (“ASC”) 915 – “Development Stage Entities,” formerly Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. Upon distribution of the Company’s products, it will exit the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment.  The success of our plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity.

Discontinued Operations

When specific operations of a business are sold, abandoned, or otherwise disposed of, the business must account for these related revenues and expenses (including any gains or losses on related assets disposed of) as gain (loss) from discontinued operations. Continuing operations must be reported separately in the income statement from discontinued operations, and any gain or loss from the disposal of a segment must be reported along with the operating results of the discontinued segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require the Company's most significant, difficult and subjective judgments include the valuation and recognition of share-based compensation and capitalization of script costs.

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

As of May 31, 2010, the Company did not have any Level 1, 2, or 3 financial assets or liabilities which require valuation.

Film Costs

The Production Company capitalizes film production costs in accordance with Statement of Position ASC 926 – “Entertainment”, formerly ("SOP") 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.  The Company began capitalizing script costs on March 1, 2010.  Related expenses incurred during the first quarter ended February 28, 2010, totaling $30,750 were reclassified from general and administrative expense to script costs in non-current assets, as this amount was not deemed material enough for a restatement of prior quarter’s financials.  Expenses incurred during the quarter ended May 31, 2010 and capitalized were $32,500.  See Note 8 for additional disclosure.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. There were no significant shares of common stock underlying vested stock options which were excluded from the computation of the weigted average number of shares outstanding because their effects were anti-dilutive, since the exercise price was near or above market during the periods outstanding.

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

NOTE 4 - RELATED PARTY BORROWINGS

 Since July 2009, a related party of the Control Group of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009.  During the quarter ended February 28, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability.  During the quarter ended February 28, 2010, the holder advanced the Company $88,199 in working capital for operations.  Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362.  Such note is convertible into 4,229,512 common shares, based on $0.08 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  During the current quarter ended May 31, 2010, the holder advanced the Company an additional $75,383. Both parties have drafted the terms of the note agreement and such note will be convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015. The notes are to be immediately convertible; no beneficial conversion feature was deemed applicable.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2009, the Company entered into an engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role is to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock (see Note 6), and an initial monthly salary of $10,000 for a minimum of one year.  During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly salary in the form of stock compensation – retroactive from January 2010.  As of the quarter ended May 31, 2010, accrued stock compensation totaling $25,000 was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet.

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

On May 20, 2010, we entered into an agreement with a law firm for legal representation pertaining to general corporate and entertainment matters.  Per this agreement, fees for services performed will be billed at 65 percent of the firm’s normal rates until November 1, 2010; then the fees revert back to normal rates.  The remainder of the firm’s fees are payable in the form of warrants to purchase up to 2.5 percent of the issued and outstanding common stock of the Company (determined on a fully diluted basis).  The exercise price has not yet been determined, but it is expected to be at or above market on the dates of vesting which is over a period of one year.  We will estmate the value of the warrants over the vesting term until such time the exercise price is determined by the parties.  The amount of compensation for the for the last ten days of the quarter is not expected to be material and no significant services were provided by counsel as of May 31, 2010.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock

The Company has two classes of stock:

1.	Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding; and,

2.	Common stock, $0.001 par value, 140,000,000 shares authorized, 74,251,077 and 68,530,952 shares issued and outstanding as of May 31, 2010 and November 30, 2009, respectively.

Reorganization and Settlement of Liabilities with Common Stock

In connection with the recapitalization, the convertible notes totaling $55,238 acquired by a Control Group member were paid in full through the issuance of 5,900,000 shares of common stock during the quarter ended February 28, 2010.  Because this note was part of the recapitalization, the conversion of the shares was afforded such treatment.

Issuance of Common Stock Related to Employment Agreements and Services Rendered

In December 2009, upon Board approval the Company issued 152,000 shares to four individuals for consulting and Board of Director services to the Company.  These shares were expensed to share-based compensation for $15,200, based on a closing stock price per share of $0.10 on the date of issuance.

In January 2010, upon Board approval the Company issued 50,000 shares to one individual for consulting services rendered to the Company.  These shares were expensed by the Company at $9,000, based on a price per share of $0.18 on the date of issuance.

Also during January 2010, upon Board approval, the Company issued 20,000 shares to an outside consulting firm for services rendered.  These shares were expensed by the Company at $1,400, based on a price per share of $0.07 on the date of issuance.

On February 11, 2010, upon Board approval, the Company issued 145,000 shares to five individuals for various operational services rendered to the Company.  These shares vested immediately and were expensed by the Company at $15,950, based on a price per share of $0.11 on the date of issuance.

On February 20, 2010, 1,000,000 shares of common stock issued to two prior shareholders during August 2009 were cancelled upon a request by the CEO and concurrence by the two shareholders.

On March 9, 2010, upon Board approval, a revised employment agreement (retroactive to January 1, 2010) was negotiated between the Company and Pat Proft to reflect that half of his monthly $10,000 salary would be paid in the form of stock compensation.  Thus, on the date of the agreement, for the months of January, February and March 2010, $15,000 of accrued wages due Pat would be converted into 166,667 shares of common stock based on the market price on of the Company’s common stock on the preceding day of $0.09 per share.  As of May 31, 2010, accrued wages for shares yet to be issued are $25,000. The liability is included in accrued liabilities in the accompanying balance sheet.

On March 9, 2010, upon Board approval, the Company issued 375,000 shares to three individuals for operational consulting and advisory services rendered to the Company.  These shares were fully vested and expensed by the Company at $30,000, based on a price per share of $0.08 on the date of issuance.

On May 27, 2010, upon Board approval, the Company issued 78,125 shares to an individual for accounting and advisory services rendered to the Company.  These shares were fully vested and expensed by the Company at $2,500 based on a price per share of $0.03 on the date of issuance.

Sale of Common Stock

On November 30, 2009, the Company sold 1,000,000 shares to an individual pursuant to a subscription agreement at a price of $0.20 per share.  The cash was received on December 1, 2009.  The subscription agreement executed by the Company calls for an adjustment (“Ratchet”) after six months.  If, on that date, the Company’s closing bid price for the immediately preceding trading day is less than $0.20 per share, then the Company is required to issue additional shares of its common stock to the purchaser to offset the purchaser’s total investment. Initially, since the number of shares under the ratchet provision was indeterminate and based on a fixed dollar amount to the market price at the end of six months, management recorded the common stock as a liability in the accompanying balance sheet at November 30, 2009. Upon the adjustment date of May 31, 2010, the additional amount of shares required to be issued were determinable and thus were reclassified from liability to equity as the adjustment provision expired.  Based on a closing common stock price of $0.05 on the next business day, the Company is committed to issuing an additional 3,000,000 shares of common stock to the individual.

NOTE 7 – EMPLOYEE STOCK OPTIONS

In addition to his annual salary, the President and CEO’s Employment Agreement grants employee stock options to purchase common stock in an amount equal to 20,000,000 shares at an exercise price of $0.07 per share.  The options shall vest equally over a five-year period (4,000,000 shares per year), commencing on January 1, 2010.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part, and each series of options shall include a “cashless feature.”

Using the Simplified Method under ASC 718, the expected term of these options would be approximately 6.5 years.  Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period.  In determining historical volatility, we used both the Company’s volatility as well as the volatility for other similar public companies. We believe due to the limited history in the Company’s stock, this was the best approach.  The selection of another methodology to calculate volatility or even a different weighting between implied volatility and historical volatility could materially impact the valuation of stock options and other equity based awards and the resulting amount of share-based compensation expense recorded in a reporting period.

These options, granted in December 2009, have a fair market value of $1,200,000, as calculated using the Black-Scholes pricing model with inputs as defined below:

Expected volatility	238%
Dividend yield	0%
Expected option life (years)	6.5
Risk-free interest rate	2.24%
Market price of option	$0.06

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014.  Through May 31, 2010, stock compensation of $108,667 of this had been recorded as expense.  Future compensation expense is $240,000, annually.

NOTE 8 – FILM PRODUCTION COSTS

The Company capitalizes film production costs in accordance with Statement of Position ASC 926 – “Entertainment”, formerly ("SOP") 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.   The Company began capitalizing script costs on March 1, 2010.  Related expenses incurred during the first quarter ended February 28, 2010, totaling $30,750 were adjusted from general and administrative expense to script costs in non-current assets.  This included $8,250 in previously recognized stock-based compensation.  This amount was not deemed material enough for a restatement of prior quarter’s financials and will have no further effect on the 2010 fiscal year.  Management believes this revised treatment was appropriate based on the time and effort put into the scripts, and the financial effect it had on the financial statements taken as a whole.  The effect of this correction is a reduction of $30,750 in loss from continuing operations and net loss for the three months ended February 28, 2010. There is no significant effect on earnings per share due to the change.  Costs incurred during the quarter ended May 31, 2010 and capitalized were $32,500.

 NOTE 9 - DISCONTINUED OPERATIONS

The Company’s decision to discontinue the operations of its handbag business coincided with the Control Change which occurred at the beginning of June 2009.  As a result, all financial data pertaining directly to the operations relative to the handbag business was collapsed with the net amount reported separately from the continuing operations.  This collapsing effect was used to restate the financials for all periods presented.  For the three and six months ended May 31, 2010 and 2009 and the period from Inception to May 31, 2010, losses from discontinued operations were $0, $10,009, $0, $307,582 and $0, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Our subsequent events review was performed through the date of filing these financial statements.  There are no subsequent events to disclose as a result of our review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MICHAEL LAMBERT, INC. ("THE COMPANY", "MLI", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2010.

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

Plan of Operations For The Next Twelve Months

Mass Hysteria Entertainment is a development stage company at a time of great change in the entertainment business. Like much of corporate America, the entertainment sector is currently going through an upheaval. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals that rely on micro-transactions.  Mass Hysteria Entertainment is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria will be creating movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those micro-transactions that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Mass Hysteria is working with filmmakers who have realized great success such as producer Albert Ruddy (two Academy Awards for best picture, The Godfather and Million Dollar Baby), writer Pat Proft (Police Academy, Hot Shots, Naked Gun, and Scary Movie) and also with executives from the Webisode and social networking sectors. Mass Hysteria Entertainment's plan is to combine these individual entertainment experiences and destinations into an alternative theatrical experience for the youth audience.

 COMPARISON OF OPERATING RESULTS

Results of Operation for the Three months Ended May 31, 2010 Compared to the Three months Ended May 31, 2009

We did not have any sales revenues or related costs of sales for the three month periods ended May 31, 2010, or May 31, 2009, other than those related to the discontinued operations (handbag company).  We recognized $0 net loss from discontinued operations during the three months ended May 31, 2010 vs. $10,009 in net losses from discontinued operations during the three months ended May 31, 2009.  The lack of sales in current period is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate revenue in the future.

For the three months ended May 31, 2010, we had general and administrative expenses of $215,485, selling expenses of $0, and interest expense of $5,611.  For the three months ended May 31, 2009, all expenses incurred were for the handbag business which has since been discontinued. The general and administrative, selling and interest expenses were a result of expenses incurred relative to the change in control and overall business focus to the film and entertainment industry.

We had a net loss from continuing operations of $221,096, and a net loss from discontinued operations of $0 for the three months ended May 31, 2010, compared to a net loss from continuing operations of $0, and discontinued operations of $10,009 for the three months ended May 31, 2009.  The increase in net loss from continuing operations was mainly attributable to the expenses incurred for the new business focus.

Results of Operation for the Six months Ended May 31, 2010 Compared to the Six months Ended May 31, 2009

We did not have any sales revenues or related costs of sales for the six month periods ended May 31, 2010, or May 31, 2009, other than those related to the discontinued operations (handbag company).  We recognized $0 net loss from discontinued operations during the six months ended May 31, 2010 vs. $307,582 in net losses from discontinued operations during the six months ended May 31, 2009.  The lack of sales in current period is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate revenue in the future.

For the six months ended May 31, 2010, we had general and administrative expenses of $501,838, selling expenses of $2,084, and interest expense of $10,246.  For the six months ended May 31, 2009, all expenses incurred were for the handbag business which has since been discontinued. The general and administrative, selling and interest expenses were a result of expenses incurred relative to the change in control and overall business focus to the film and entertainment industry.

We had a net loss from continuing operations of $514,168, and a net loss from discontinued operations of $0 for the six months ended May 31, 2010, compared to a net loss from continuing operations of $0, and discontinued operations of $307,582 for the six months ended May 31, 2009.  The increase in net loss from continuing operations was mainly attributable to the $501,838 in general and administrative expenses incurred for the new business focus.

Liquidity and Capital Resources

We had total assets of $87,995 as of May 31, 2010, including cash on hand of $5,432; $16,525 of prepaid rent, a security deposit, and two legal retainers; $2,788 of intangible assets (website); and $63,250 in film production costs which are being capitalized.

We had total liabilities of $473,489 as of May 31, 2010, consisting of current liabilities, which included $1,521 of accounts payable; and $58,223 of accrued liabilities. Included in the accrued liabilities is approximately $14,000 of accrued interest to a related party as it relates to our long-term convertible debt of $413,745.

We had negative working capital of $54,312, a total shareholders’ deficit of $385,494 as of May 31, 2010 and an accumulated deficit as of May 31, 2010 of $5,481,826.

We had $328,311 in net cash used in operating activities for the six months ended May 31, 2010, which included $514,168 in net loss, offset by $174,467 in shares issued for services; and a $27,603 increase in accrued liabilities.

We had $363,583 of net cash provided by financing activities for the six months ended May 31, 2010, which included $163,583 in proceeds from loans payable to related party and $200,000 for sale of common stock.

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

In December 2009, the Company issued 152,000 shares to four individuals for consulting and Board of Director services to be rendered to the Company.  These shares were expensed to share-based compensation for $15,200, based on a closing stock price per share of $0.10 on the date of issuance. As of May 31, 2010, as a result of the “Ratchet” clause contained within the subscription agreement, the Company is committed to issuing an additional 3,000,000 shares of common stock to the individual. (See Note 6 for additional information related to this transaction.)

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

On March 9, 2010, upon Board approval, the Company issued 375,000 shares to three individuals for operational consulting and advisory services rendered to the Company.  These shares were fully vested and expensed by the Company at $30,000, based on a price per share of $0.08 on the date of issuance.

On May 27, 2010, upon Board approval, the Company issued 78,125 shares to an individual for accounting and advisory services rendered to the Company.  These shares were fully vested and expensed by the Company at $2,500 based on a price per share of $0.032 on the date of issuance.

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

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

DATED: July 15, 2010	By: /s/ Daniel Grodnik
Daniel Grodnik Chief Executive Officer and Principal Accounting Officer