Form 10-Q
period 2010-08-31
Mass Hysteria Entertainment Company, Inc.
filed 2010-10-14
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of October 13, 2010, there were 78,851,077 shares of our common stock issued and outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

FORM 10-Q

August 31, 2010

 ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)

BALANCE SHEETS
As of August 31, 2010 and November 30, 2009

	August 31, 2010	November 30, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$18,992	$160
Subscription receivable	-	200,000
Other current assets	514	-
TOTAL CURRENT ASSETS	19,506	200,160

Intangible assets, net of $613 and $90 accumulated amortization as of August 31, 2010 and November 30, 2009, respectively	2,527	3,140
Film costs (Note 9)	93,250	-
Other assets	10,130	9,700
TOTAL ASSETS	$125,413	$213,000

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$18,594	$5,111
Accounts payable – related party	-	6,150
Accrued liabilities	118,657	5,620
Note payable (Note 5)	60,000	-
Common stock liability (Note 7)	-	200,000
TOTAL CURRENT LIABILITIES	197,251	216,881

Convertible long-term debt – related party (Note 5)	447,256	305,430
TOTAL LIABILITIES	644,507	522,311

Commitments and contingencies (Note 6)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 140,000,000 shares authorized, 78,851,077 and 68,530,952 shares issued and outstanding as of August 31, 2010 and November 30, 2009, respectively.	78,851	68,531
Additional paid-in capital	5,183,481	4,589,816
Accumulated deficit	(5,781,426)	(4,967,658)

TOTAL STOCKHOLDERS’ DEFICIT	(519,094)	(309,311)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$125,413	$213,000

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)

STATEMENTS OF OPERATIONS
Three and Nine Months Ended August 31, 2010 and 2009, and for the period from Inception to August 31, 2010
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,		For the Period from August 5, 2009 (Inception) to
	2010	2009	2010	2009	August 31, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative, including share-based compensation of $238,467, $0, $64,000 and $0 for the three and nine months ended August 31, 2010 and 2009, respectively, and $396,047 for the period from Inception to August 31, 2010.	255,237	99,915	757,076	99,915	1,152,065
Selling expense, including share-based compensation of $20,000, $0, $20,000 and $0 for the three and nine months ended August 31, 2010 and 2009, respectively, and $20,000 for the period from Inception to August 31, 2010.	36,698	590	38,782	590	50,574
Total operating expenses	291,935	100,505	795,858	100,505	1,202,639

Other income (expenses):
Interest income	-	-	225	-	225
Interest expense	(7,666)	(376)	(18,135)	(376)	(22,133)
Total other income (expense)	(7,666)	(376)	(17,910)	(376)	(21,908)

Net loss from continuing operations	(299,601)	(100,881)	(813,768)	(100,881)	(1,224,547)
Net loss from discontinued operations	-	(1,388,276)	-	(1,695,858)	-

Net loss	$(299,601)	$(1,489,157)	$(813,768)	$(1,796,739)	$(1,224,547)

Basic and diluted loss from continuing operations per share	$- *	$- *	$(0.01)	$(0.01)
Basic and diluted loss from discontinued operations per share	$- *	$(0.04)	$- *	$(0.08)

Basic and diluted weighted average shares outstanding	77,668,468	34,751,984	74,293,189	19,974,642

*Amount was less than $0.01 per share

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the nine months ended August 31, 2010
(Unaudited)

	Common Shares	Common Stock at Par Value	Additional Paid-in Capital	Shares Committed to be Issued		Accumulated Deficit	Total
Balances at November 30, 2009	68,530,952	$68,531	$4,589,816		-	$(4,967,658)	$(309,311)
Shares issued for services:
On December 10, 2009 at $0.10 per share	152,000	152	15,048		-	-	15,200
On January 10, 2010 at $0.07 per share	20,000	20	1,380		-	-	1,400
On January 28, 2010 at $0.18 per share	50,000	50	8,950		-	-	9,000
On February 22, 2010 at $0.11 per share	145,000	145	15,805		-	-	15,950
On March 9, 2010 at $0.08 per share	375,000	375	29,625		-	-	30,000
On May 27, 2010 at $0.032 per share	78,125	78	2,422		-	-	2,500
Common shares issued to extinguish debt acquired from predecessors by Control Group member	5,900,000	5,900	49,368		-	-	55,268
Shares committed to be issued	3,000,000	3,000	197,000		-	-	200,000
Shares issued for services:
On June 23, 2010 at $0.04 per share	600,000	600	23,400		-	-	24,000
Share based compensation related to options issued granted during December 2009	-	-	168,667		-	-	168,667
Contributed services	-	-	82,000		-	-	82,000
Net loss	-	-	-		-	(813,768)	(813,768)

Balances at August 31, 2010	78,851,077	$78,851	$5,183,481	$		$(5,781,426)	$(519,094)

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)

STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2010 and 2009, and for the period from Inception to August 31, 2010
(Unaudited)

	August 31, 2010	August 31, 2009	For the Period from August 5, 2009 (Inception) to August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(813,768)	$(1,796,739)	$(1,224,547)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	613	90	613
Share-based compensation	258,467	510,000	416,047
Contributed services	82,000	-	89,500
Loss on extinguishment of debt	-	1,144,000	-
Gain on settlement of convertible notes	-	-	(14,000)
Imputed rent expense	-	1,800	-
Imputed interest on debt	-	3,349	-
Changes in:
Prepaid expenses	(430)	(64)	(430)
Miscellaneous receivables	(514)	-	(514)
Inventory	-	4,401	-
Accounts payable	7,333	63,157	29,067
Accrued liabilities	58,037	-	47,156
Bank credit line	-	-	(1,156)
NET CASH USED IN OPERATING ACTIVITIES	(408,262)	(70,006)	(658,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Film costs	(30,000)	-	(30,000)
Purchase of intangibles	-	(3,230)	-
NET CASH USED IN INVESTING ACTIVITIES	(30,000)	(3,230)	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt	60,000	-	60,000
Loans from stockholders	-	89,032	-
Principal payments on loans from stockholders	-	(15,982)	-
Proceeds from sale of common stock	200,000	-	200,000
Proceeds from convertible long-term debt - related party	197,094	-	447,256
NET CASH PROVIDED BY FINANCING ACTIVITIES	457,094	73,050	707,256

NET CHANGE IN CASH	18,832	(186)	18,992
Cash balance, beginning of period	160	186	-

Cash balance, end of period	$18,992	$-	$18,992

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in lieu of cash payment for script costs	$48,250	$-	$48,250
Capitalization of accrued liabilities for script costs	$15,000	$-	$15,000
Conversion of short-term convertible notes into common stock	$55,268	$-	$73,268
Accrued salaries waived as contributed services	$82,000	$-	$82,000
See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION, BUSINESS AND CHANGE IN CONTROL

Mass Hysteria Entertainment Company, Inc. (the “Company” or “MHYS”) is a development stage company at a time of great change in the entertainment business. Like much of corporate America, the entertainment sector is currently going through an upheaval. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals that rely on micro-transactions.  The Company is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria will be creating movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. We are working with filmmakers who have realized great success such as producer Albert Ruddy (two Academy Awards for best picture, The Godfather and Million Dollar Baby), writer Pat Proft (Police Academy, Hot Shots, Naked Gun, and Scary Movie) and also with executives from the Webisode and social networking sectors. Our plan is to combine these entertainment experiences into an alternative theatrical experience for young adults.

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

Significant Accounting Policies

Development-Stage Company

On August 5, 2009, the Company entered into the development stage with its intended new business, which currently has no revenues. Management expects to sustain losses from operations until such time it can generate sufficient revenues sufficient to meet its anticipated cost structure. The Company is considered a development-stage company in accordance with Accounting Standards Codification (“ASC”) 915 – “Development-Stage Entities.” Upon distribution of the Company’s products, it will exit the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment.  The success of our plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity.

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

As of August 31, 2010, the Company did not have any Level 1, 2, or 3 financial assets or liabilities which require valuation.

Film Costs

The Production Company capitalizes film production costs in accordance with Statement of Position ASC 926 – “Entertainment”, formerly ("SOP") 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.  The Company began capitalizing script costs on March 1, 2010.  See Note 9 for additional disclosure.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. At August 31, 2010, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; and (2) 6,574,947 shares relative to convertible notes to a related party expected to be issued (post conversion)beginning in February 2015.

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	August 31, 2010	November 30, 2009

Accrued interest	$22,135	$-
Accrued consulting fees	63,000	-
Accrued legal fees	3,075	-
Accrued payroll taxes	18,800	-
Other accrued expenses	11,647	5,620

Total accrued liabilities	$118,657	$5,620

Accrued interest represents interest on a long term loan from a related party, and the interest on a short term note payable from an external party.  Accrued consulting fees are for script writers and a film consultant.  Payroll taxes are accrued for the CEO’s salary, and other accrued expenses consist of accrued rent and related office parking.  During the current quarter, accrued wages of $82,000 were personally forgiven by the CEO; as a result, this amount was recorded to contributed services in the accompanying statement of stockholders’ deficit.

NOTE 5 - CONVERTIBLE LONG-TERM DEBT RELATED PARTY

Since July 2009, a member of the Control Group of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009.  During the quarter ended February 28, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability.  During the quarter ended February 28, 2010, the holder advanced the Company $88,199 in working capital for operations.  Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362.  Such note is convertible into 4,229,512 common shares, based on $0.08 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  During the quarter ended May 31, 2010, the holder advanced the Company an additional $75,383. Both parties have drafted the terms of the note agreement and such note will be convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015. During the quarter ended August 31, 2010, the holder advanced the Company an additional $33,511, for which an additional note agreement has been drafted which dictates that the note will be convertible into 837,775 common shares based on a fixed conversion price of $0.04, interest at 6% per annum, due August 31, 2015. The notes are to be immediately convertible; no beneficial conversion feature was deemed applicable.

On July 13, 2010, the Company borrowed $60,000 from a shareholder for use as operating capital.  Both parties entered into a loan agreement which makes the Company liable for repayment of the principal and 15% annual interest within a twelve month period following the execution of the loan agreement.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role is to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock (see Note 7), and an initial monthly salary of $10,000 for a minimum of one year.  During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly salary in the form of stock compensation – retroactive from January 2010.  As of the quarter ended August 31, 2010, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet.

On December 17, 2009, the Company entered into an employment agreement with our President and CEO which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014.  Among other things, the employment agreement calls for periodic increases in the base salary and bonuses based upon performance.  The agreement also allows for the Company, at the discretion of the Board of Directors, to provide for medical insurance and a contribution to a retirement benefit plan.  The President and CEO was also awarded options to purchase common stock.  See Note 8.  During the current quarter, the President and CEO voluntarily forgave $82,000 of accrued wages; the Company recorded these contributed services as equity at August 31, 2010.

On May 20, 2010, we entered into an agreement with a law firm for legal representation pertaining to general corporate and entertainment matters.  Per this agreement, fees for services performed would be billed at 65 percent of the firm’s normal rates until November 1, 2010; then the fees revert back to normal rates.  The remainder of the firm’s fees are payable in the form of warrants to purchase up to 2.5 percent of the issued and outstanding common stock of the Company (determined on a fully diluted basis).  During June 2010, the Company decided not to proceed with this agreement, and pay full rates instead. Accrued legal fees due the law firm as of August 31, 2010, were $13,931.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Capital Stock

The Company has two classes of stock:

1.	Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding; and,

2.	Common stock, $0.001 par value, 140,000,000 shares authorized, 78,851,077 and 68,530,952 shares issued and outstanding as of August 31, 2010 and November 30, 2009, respectively.

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

On March 9, 2010, upon Board approval, a revised employment agreement (retroactive to January 1, 2010) was negotiated between the Company and Pat Proft to reflect that half of his monthly $10,000 salary would be paid in the form of stock compensation.  Thus, on the date of the agreement, for the months of January, February and March 2010, $15,000 of accrued wages due Pat would be converted into 166,667 shares of common stock based on the market price on of the Company’s common stock on the preceding day of $0.09 per share.  As of August 31, 2010, accrued wages for shares yet to be issued are $40,000. The liability is included in accrued liabilities in the accompanying balance sheet.

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

On June 23, 2010, upon Board approval, the Company issued 600,000 shares to five individuals / entities for consulting services rendered to the Company.  One consultant, who received 100,000 shares for services rendered, is a brother of the CEO. These shares were fully vested and expensed by the Company in the amount of $24,000 based on a price per share of $0.04 on the date of issuance.

Sale of Common Stock

On November 30, 2009, the Company sold 1,000,000 shares to an individual pursuant to a subscription agreement at a price of $0.20 per share.  The cash was received on December 1, 2009.  The subscription agreement executed by the Company calls for an adjustment (“Ratchet”) after six months.  If, on that date, the Company’s closing bid price for the immediately preceding trading day was less than $0.20 per share, then the Company was required to issue additional shares of its common stock to the purchaser to offset the purchaser’s total investment. Initially, since the number of shares under the ratchet provision was indeterminate and based on a fixed dollar amount to the market price at the end of six months, management recorded the common stock as a liability in the accompanying balance sheet at November 30, 2009. Upon the adjustment date of May 31, 2010, the additional amount of shares required to be issued were determinable and thus were reclassified from liability to equity as the adjustment provision expired.  Based on a closing common stock price of $0.05 on the next business day, the Company was committed to issuing an additional 3,000,000 shares of common stock to the individual.  As of the date of this filing, the Company has not issued the required shares of common stock.

NOTE 8 – EMPLOYEE STOCK OPTIONS

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

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014.  Through August 31, 2010, stock compensation of $168,667 of this had been recorded as expense.  Future compensation expense is $240,000, annually.

NOTE 9 – FILM PRODUCTION COSTS

The Company capitalizes film production costs in accordance with Statement of Position ASC 926 – “Entertainment”, formerly ("SOP") 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.   The Company began capitalizing script costs on March 1, 2010.  Related expenses incurred during the nine months ended August 31, 2010, totaling $93,250, have been recorded to script costs in non-current assets.

NOTE 10 – MEDIA DISTRIBUTION AGREEMENT

On July 12, 2010, the Company entered into an agreement with NY-based Screen Media Ventures, LLC, (“Screen Media”) in which the Company agreed to license to Screen Media the distribution rights to the motion picture currently entitled “Slam I Am” (aka “A Funny Dirty Stoner Movie") written by Kevin Sepe and Tom Alexander and produced by Kevin Sepe, the control group member that funded the Company’s working capital as discussed in Note 5. Current release date is February 2011.

Under this ten year agreement, the Company and Screen Media will share net proceeds from Home Video (“HV”) and Video on Demand (“VOD”) sales on a 50/50 ratio.  Net proceeds is defined as gross proceeds less a five percent service fee to Screen Media and any third party distribution/marketing costs directly related to the distribution of the movie.

For all distribution excluding HV and VOD, Screen Media shall earn a 25% distribution fee and shall be reimbursed for all legitimate distribution costs as defined by both parties. The balance of the proceeds is then distributed to Mass Hysteria, which in turn pays the producer and financier (the related party discussed in Note 5) these proceeds less an amount defined in a drafted agreement between the Company and the producer/financier. The agreement, pending formal execution by both parties, allows for the Company to be paid 10% of the first $600,000 in proceeds received from Screen Media, and 15% for any proceeds in excess of $600,000.  Additionally, the Company will be reimbursed up to a maximum of $10,000 in actual out-of-pocket expenses incurred in the distribution process.

NOTE 11 - DISCONTINUED OPERATIONS

The Company’s decision to discontinue the operations of its handbag business coincided with the Control Change which occurred at the beginning of June 2009.  As a result, all financial data pertaining directly to the operations relative to the handbag business was collapsed with the net amount reported separately from the continuing operations.  This collapsing effect was used to restate the financials for all periods presented.  For the three and nine months ended August 31, 2010 and 2009 and the period from Inception to August 31, 2010, losses from discontinued operations were $0; $1,388,276; $0; $1,695,858; and $0, respectively.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MICHAEL LAMBERT, INC. ("THE COMPANY", "MLI", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2010.

DESCRIPTION OF BUSINESS

Mass Hysteria Entertainment Company, Inc. is a development stage company at a time of great change in the entertainment business. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals. Mass Hysteria Entertainment is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria is working toward creating a seismic shift in how young adults view and enjoy filmed entertainment. Combining mobile technology, social networking, and gaming with the theatrical movie experience is at the heart of what the Company is developing. We have created our first screenplay that will host these joint disciplines into one. Mass Hysteria Entertainment movies will take advantage of traditional revenue streams that are still viable, and at the same time, work on creating, developing and identifying those revenue streams that will define the future of filmed entertainment such as down-loading applications to smart phones that will allow the theater-goer to "participate" with the Mass Hysteria on-screen experience. Mass Hysteria Entertainment is working with filmmakers who have realized great success such as former Walt Disney President of Production, Oren R. Aviv; producer Albert S. Ruddy who has won two Academy Awards for best picture, "The Godfather" and "Million Dollar Baby"; writer Pat Proft who has written movies that have grossed over a billion dollars, "Police Academy", "Hot Shots", "Naked Gun", "Scary Movie"; and also with executives from the Webisode, mobile and social networking sectors. Mass Hysteria Entertainment's plan is to combine top tier motion picture makers with new media to create a revolutionary entertainment experience for young adults. As with many development stage companies, the excitement surrounding Mass Hysteria lies in uncharted waters.

Management is very seasoned, and as such, understands the importance of continuing to create traditional film and television projects. Currently, Mass Hysteria is partnering with one of the top reality show producers, Base Productions, to produce two reality television series for the Company. One series is based on divorce lawyers in Palm Beach, and the other is centered around a fashion business based in Los Angeles. Base Productions is assembling marketing materials, referred to as "sizzle reels", on both projects which will be used when the projects are presented to the networks for sale. Both of these reality television series represent a potential revenue stream for the Company, pending their purchase by a network for broadcast.

Additionally, the Company is developing traditional movies that don't take advantage of new technology. The first one to be produced with Mass Hysteria begins principal photography in Baton Rouge, Louisiana, November 18th, 2010.  The film, entitled “Carjacked”, is a thriller intended for theatrical release.  It stars Maria Bello, who starred in such pictures as David Cronenberg's "The History of Violence" and "The Cooler", and Stephen Dorff, who stars in Sophia Coppola's new movie "Somewhere" that won the Golden Lion grand prize at the Venice Film Festival in September 2010.  John Bonito, who directed "The Marine" for 20th Century Fox and is a top commercial director, is directing. "Carjacked" will become a revenue stream for the Company beginning in the fourth quarter of 2010.

The Company has just finished producing a six-minute promotional movie to demonstrate what it will be like for young audiences to participate in a Mass Hysteria movie. This "demo" movie, along with a Key Note, has taken months to write, create and produce, and will be available during the fourth quarter. The Company intends to use this publication to enlist corporate financing, sponsorships, and strategic partners for 2011 and beyond. With the demo film, Mass Hysteria intends to aggressively begin marketing the Company.

 COMPARISON OF OPERATING RESULTS

 Results of Operation for the Three months Ended August 31, 2010 Compared to the Three months Ended August 31, 2009

We did not have any sales revenues or related costs of sales for the three month periods ended August 31, 2010, or August 31, 2009, other than those related to the discontinued operations (handbag company).  We recognized $0 net loss from discontinued operations during the three months ended August 31, 2010 vs. $1,388,276 in net losses from discontinued operations during the three months ended August 31, 2009.  The lack of sales in current period is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate revenue in the future.

For the three months ended August 31, 2010, we had general and administrative expenses of $255,237, whereas only $99,915 for the three months ended August 31, 2009.  Selling expenses for the three months ended August 31, 2010 and 2009 were $36,698 and $590, respectively.  We incurred net interest expense of $7,666 for the three months ended August 31, 2010; whereas we had interest income of $376 for the three months ended August 31, 2009.  The general and administrative, selling and interest expenses were a result of expenses incurred relative to the change in control and overall business focus to the film and entertainment industry.

We had a net loss from continuing operations of $299,601, and a net loss from discontinued operations of $0 for the three months ended August 31, 2010, compared to a net loss from continuing operations of $100,881, and discontinued operations of $1,388,276 for the three months ended August 31, 2009.

Results of Operation for the Nine months Ended August 31, 2010 Compared to the Nine months Ended August 31, 2009

We did not have any sales revenues or related costs of sales for the nine month periods ended August 31, 2010, or August 31, 2009, other than those related to the discontinued operations (handbag company).  We recognized $0 net loss from discontinued operations during the nine months ended August 31, 2010 vs. $1,695,858 in net losses from discontinued operations during the nine months ended August 31, 2009.  The lack of sales in current period is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate revenue in the future.

For the nine months ended August 31, 2010, we had general and administrative expenses of $757,076; selling expenses of $38,782; interest income of $225; and interest expense of $18,135.  For the nine months ended August 31, 2009, we had general and administrative expenses of $99,915; selling expenses of $590; and interest income of $376.  All other expenses incurred were for the handbag business which has since been discontinued. The general and administrative, selling and interest expenses were a result of expenses incurred relative to the change in control and overall business focus to the film and entertainment industry.

We had a net loss from continuing operations of $813,768, and a net loss from discontinued operations of $0 for the nine months ended August 31, 2010, compared to a net loss from continuing operations of $100,881, and discontinued operations of $1,695,858 for the nine months ended August 31, 2009.

Liquidity and Capital Resources

We had total assets of $125,413 as of August 31, 2010, including cash on hand of $18,992; $514 of miscellaneous receivables; $10,130 of prepaid rent, a security deposit, and a legal retainer; $2,527 of intangible assets (website); and $93,250 in film production costs which are being capitalized.

We had total liabilities of $644,508 as of August 31, 2010, consisting of current liabilities, which included $18,594 of accounts payable; $118,657 of accrued liabilities, and a $60,000 note payable. Included in the accrued liabilities is approximately $20,926 of accrued interest to a related party as it relates to our long-term convertible debt of $447,256.

We had negative net working capital of $177,745, a total shareholders’ deficit of $519,094 as of August 31, 2010 and an accumulated deficit as of August 31, 2010 of $5,781,426.

We had $408,262 in net cash used in operating activities for the nine months ended August 31, 2010, which included $813,768 in net loss, offset by $258,467 in shares issued for services; and a $58,037 increase in accrued liabilities.

We had $457,094 of net cash provided by financing activities for the nine months ended August 31, 2010, which included $197,094 in proceeds from loans payable to related party and $200,000 for sale of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 30, 2009, the Company sold 1,000,000 shares to an individual pursuant to a subscription agreement at a price of $0.20 per share.  The cash was received on December 1, 2009.   Due to a ratchet clause contained within the agreement, the Company issued an additional 3,000,000 shares to this individual on May 31, 2010.

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

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

DATED: October 13, 2010	By: /s/ Daniel Grodnik
Daniel Grodnik Chief Executive Officer and Principal Accounting Officer