Form 10-K
period 2010-11-30
Mass Hysteria Entertainment Company, Inc.
filed 2011-03-15
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-146517

Mass Hysteria Entertainment Company, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-3107499
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

5555 Melrose Avenue, Swanson Building, Suite 400
Hollywood, CA  90038

(Address of principal executive offices) (Zip Code)

                                                                                                         Registrant’s telephone number, including area code:  (323) 956-8388

                                                                                                         Securities registered pursuant to Section 12(b) of the Act:   None.

                                                                                                         Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 31, 2010 was approximately $2,404,918.  The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 7, 2011, the registrant had 80,526,077 shares of its common stock issued and outstanding.

Documents incorporated by reference:  None

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Up until August 5, 2009, we manufactured handbags.

On August 5, 2009 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik and affiliated parties purchased a total of 7,984,548 shares of our issued and outstanding common stock. This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015,452 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000,000 shares issued to Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer.

In connection with the change of control transaction referenced above, we changed our name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan.  We are now a development stage multi-media entertainment company created to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution with an interactive component for the young adult market.  Our plan is to produce a minimum of two interactive theatrical films a year that appeal specifically to the youth market.  In addition, we intend to continue creating traditional film and television projects.

Address and Telephone Number

Our executive offices are located at Paramount Pictures, 5555 Melrose Avenue, Swanson Building, Suite 400, Hollywood, CA 90038. Our telephone number at our executive office is (323) 956-8388.

Industry Overview

Film Industry

Industry analysts hold that the film business has a high profile among consumers worldwide which can be leveraged for ancillary revenue, marketing and promotional activities.  While new technologies continue to expand the revenue and profit potential of motion pictures, the filmed entertainment industry has proven to be resistant to the economic cycles that adversely affect other businesses.  For example, during the last recession in the U.S. when annual GDP (Gross Domestic Product) growth was 0.8% and 1.6% in 2000 and 2001, respectively, the US box office grew by 10% and 13%, respectively, in each of those years.  Despite the very difficult economic climate in 2009, U.S. box office increased 6.5% over the record year of 2008 to $10.5 billion.  PricewaterhouseCoopers projects U.S. box office to continue to grow by 5.2% through 2013 reaching $12.6 billion. Increase will be driven by the continued expansion of digital projection and the growth of 3-D technology.

International markets, accounting for 65% of worldwide revenue, were up 17% over 2004 figures, totaling $18.3 billion. Continuing the trend, industry analysts project worldwide box office to reach a projected market size of $37.7 billion, by 2013.

The home video market, which includes physical sales and rentals of DVD and Blu-ray and digital downloads, totaled $13.73 billion for the first three quarters of 2009, down only 3.65% from the same period the prior year.  The transition from DVD to Blu-ray, as well as consumer confusion over HD formats—with Blu-ray only recently winning the format war over HD-DVD—has seemingly gained its traction, and showed a 10% rise in Blu-ray rentals. Industry analysts believe, the recession also contributes, as consumers embrace rentals to save money.

The home video market totaled $3.4 billion in the first half of 2009, up 8.3% from the same period last year. Digital sales and rentals, including cable and satellite VOD, totaled $968 million, up 21%. DVD sales dipped roughly 17%, to about $5 billion, accounting for a total decrease of 13.5% in home video sales. However, Blu-ray interest surged 91%, accounting for $407 million in sales.

The U.S. home video market is expected to grow by 2.5% to $28.2 billion over the next five years as decline in physical DVD sales offset by the growth of Blu-ray disc sales and the convenience of home video rentals enhanced by online rental subscription services and digital download capability. In addition, the proliferation of new channels of distribution, such as Internet, VOD, SVOD, satellite, DVRs, ReplayTV, the recent Netflix-TIVO joint venture and others yet to be created should also maintain strong demand for filmed content.

Production Process

The process begins with the development of a screenplay.  During the development phase, the studio engages writers to draft and revise the screenplay and begins to obtain tentative commitments from a director and principal cast before ultimately deciding to "greenlight" (i.e., approving) the film for production.  A proposed production schedule and budget may also be prepared during this phase.

An independent film company can attract A level talent as a more creative friendly environment than a studio.  In addition, independents typically can produce a film for substantially less than a studio as it can partner more easily with talent (e.g., offer profit sharing in return for lower fees), has lower development costs and overhead that need to be defrayed, and sidesteps the interests of numerous parties (e.g., talent agents) that receive more compensation for a higher budgeted film.  Finally, independents can take more creative risks than studios which rely on franchises, sequels and formulaic approaches.  This is a further attraction for fresh talent.

The production process starts with the acquisition and development of a screenplay and continues with i) pre-production, ii) principal photography, and iii) post-production as seen below.

Distribution

Films are distributed through several windows of exploitation.  Theatrical exhibition occurs first when release prints of the film are distributed to movie theaters worldwide in concert with extensive advertising (P&A, prints and advertising expense).  Typically, theater owners retain approximately 50-60% of consumer ticket prices which in the aggregate comprise box office gross.   Theatrical releases overseas occur at different times in each country and can be as much as 6 months after the U.S. release.

About 4-6 months after theatrical release is the DVD release.  Distributors receive wholesale prices on product that is sold directly to consumers from retail outlets such as Wal-Mart and Best Buy and earn a percentage of rental income from chains such as Blockbuster and Hollywood Video.  Related costs for advertising, duplication, packaging, mastering and shipping typically run about 35% of distributor’s revenue.  Soon after DVD “street date” is the pay-per-view window.

The pay TV window (HBO, Showtime, Encore) begins approximately 18 months after theatrical release.  Prices received by distributors are based on contractual output arrangements and are tied to the film’s box office performance.  A year or two later, the distributor will sell the film to a network or major cable channel and then about 5 years later, the film will be sold into syndication or re-sold to pay or cable.

The major film studios perform all of these activities in the U.S. and through owned and operated offices in about 30 overseas markets that comprise the lion’s share of international revenue.  Producers often sell a film’s distribution rights through a sales agent to separate independent distributors in each overseas market.  These sales are referred to as “pre-sales”, “advances” or “minimum guarantees”.  These independent distributors, many of which are owned by major media companies and have considerable leverage in their home markets, will perform the above mentioned distribution functions.  For each unit of revenue earned, the local distributor deducts a distribution fee, local distribution costs, and the advance that it paid and remits the remainder to the producer.

New Media

Online content has established itself as an emerging powerhouse in the broader media market. With an increasing number of viewers incorporating online content into their established media intake, at times replacing older mediums, the industry is poised to redefine media consumption.

A number of new streaming sites entered the market in 2008. These sites sell advertising to in exchange for providing music for listeners either at low subscription fees or on a free basis.

More than 147 million U.S. Internet users watched an average of 101 videos and 356 minutes of video a month as of Jan 2009. Google sites, owner of YouTube, ranks as the top U.S. video property with 6.4 billion videos viewed on a monthly basis. More than 15 hours of video are now uploaded to the site every minute. Social networking sites, such as Facebook, with 122.2 million unique visitors (Hollywood Reporter), allow users to share video and should contribute to growth in online video viewing.

Professionally-produced online video grew 25% in 2008 with 41.6 billion views. Television content made up 17% of online long-from content in 2008. The duration of the average online video viewed at Megavideo was 24.9 minutes. Megavideo viewing climbed 15% month over month in Jan 2009 to 103 million videos. Meanwhile, Hulu had 250.4 million views in Jan 2009, a 4% monthly increase. Video retailers are beginning to capitalize on the shift to online viewing. Netflix’s new “Watch Instantly” feature allows subscribers to instantly stream an unlimited number of available titles at near DVD quality. Online long-form viewing is expected to grow as consumers continue to shift to the online format.

Another growing trend that will benefit our projects is the growth in Word of Mouth (“WoM”) marketing. WoM marketing utilizes research and technology to encourage consumers to dialogue about products and services, often facilitated by influential peers.

Consumers tend to rely on recommendations from friends and associates when making purchase decisions. WoM allows brands to target niche audiences efficiently via social networking sites and blogs. Consumers are gravitating to social network sites to share information and opinions about products and brands, and relying on bloggers for product reviews. According to study by a research team at Penn State University, one in five (20%) tweets posted on Twitter contains some type of inquiry or information about a specific product or service that is brand-related.

Fueled by the popularity of social networking, spending on WoM increased 14.2% to 1.54 billion in 2008. The ongoing trend of multi-tasking – or simultaneous use of multi-media, is also fueling WoM growth. Overall spending on WoM is expected to increase 14.5% annually to $3.0 billion in 2013. we should benefit from the growth in WoM by building a community for the Company’s projects and providing content across multiple platforms.

Our Business

We are a development stage multi-media entertainment company created to produce feature films for theatrical, DVD, VOD and television distribution with an interactive component for the young adult market.  Our plan is to produce a minimum of two interactive theatrical films a year that appeal specifically to the youth market.  In addition, we intend to continue creating traditional film and television projects.

Our plan is to change the theatrical paradigm. In that regard, we intend  to produce an experience that is more  fun  in the theater than on a laptop; to transform the theatrical experience from passive to engaged, by encouraging the audience to interact with the film by downloading applications on their smart phones which will offer a dynamic range of in-movie features including gaming, texting, contests and additional content. Our core business, which we call, “Mass Hysteria Cinema”, intends to introduce full-spectrum interactivity and social networking into the movie-going experience.  In ordinary movies the audience is ordered to turn  off  their handheld devices.  In our movies the audience will be encouraged to turn on their handhelds and participate in the presentation, creating  a radical new form of entertainment.  Our goal is to fully immerse  the audience in our movie, letting them  interact  with the content and, in some cases, even become  collaborators  in the Mass Hysteria brand.

We also intend to create a Mass Hysteria-branded website to continue the consumer’s Mass Hysteria experience outside of the theater. We hope this future site will not only be a content destination, but also be the source of our proprietary software applications enabling the integration of handheld devices into the movie narrative.

Beyond our unique cinema experience and destination website, our creative strategy also involves compiling an  “Idea Database” from which we will draw original content and interactive initiatives . This will provide Mass Hysteria a cutting-edge blueprint for success through innovation.

Major shifts are already underway in the publishing and music businesses, as evidenced by drastic changes in content and viewing/listening habits. We believe that movies must adapt to these changing times. Avatar set the movie bar higher with it’s visual innovations but kept the way the film was viewed solidly rooted in the 20th Century.  We believe our innovations to the theatrical experience will herald the next iteration of cinema for the 21st Century.

Mass Hysteria Cinema

Mass Hysteria’s core business will be built upon a suite of in-theatre innovations that will forever change the way an audience experiences movies.   These “gamechangers” will become the baseline for Mass Hysteria Cinema – the platform upon which we add, with each theatrical release, an array of new innovations, assuring a fresh, exciting experience for the audience every time they venture into a Mass Hysteria movie.

A short list of what we have planned for interactive elements include, without limitation:

SOCIAL RADAR – amusing and enticing theater proximity alerts

HOUSE PARTY –  on-screen announcement of an audience member’s name or avatar name upon log in and arrival

OUR TEXPERT – the entertaining “Do’s & Dont’s” of Mass Hysteria Cinema, as explained by a character we will own.

ON SCREEN CHAT – a real-time MESSAGE BAR on the big screen.

PHUNNY PHONE CALLS – audience hears over their handheld what the characters are really talking about.

Branded Website/Content Deployment Plan

We intend to create a Mass Hysteria-branded website to allow consumers to continue their Mass Hysteria experience outside of the theater. We hope this future site will not only be a content destination, but also be the source of our proprietary software applications enabling the integration of handheld devices into the movie narrative.

Additionally, our Branded Website will be the nexus of our three-phase content deployment plan designed to:

●	Virally market our movies across all media platforms

●	Engage the audience between theatrical releases

●	Build a loyal community around the Mass Hysteria brand

Our three-phase plan will begin 3-4 months in advance of the first Mass Hysteria theatrical release, and then our plan will repeat itself for each successive release:

Phase One:  Pre-Launch
   Using short form comically compelling video content modeled after public service announcements (i.e. “Friends don’t let friend go to regular movies”), we intend to virally market our brand and movies, engage the audience with User-Gen contests and build a community around the Mass Hysteria brand.   This phase will also see the online distribution source for our “Apps” to fully enable handheld devices for our Mass Hysteria Cinema experience.

Phase Two:  In-Theatre

With the theatrical release of each Mass Hysteria movie we will also release exclusive “in-theatre” content.   This additional material will be of unlockable “easter eggs” (hidden content), movie contest rewards and other exclusive downloadable content in the form of pictures, music and ring tones.

Phase Three:  Post-Launch

Immediately following the theatrical release of each movie, we intend that the Mass Hysteria website will make available select portions of the movie content.  Community members will be encouraged to create their own “mash-ups” (user-gen remixes) of our content for sponsored prizes and giveaways.  We expect this will generate a fresh supply of no-cost user-generated content on the Mass Hysteria site.

We intend to build a technology ecosystem that enables a range of interactions, via handset between theatre audience members and a cloud server.  The nature of the interaction involves social connectivity, conversation between audience members narrative extensions, in-experience gaming and content acquisition. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture -- together these three technologies will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience.

Revenue Streams

We expect to generate revenues in two categories:  (i) film and ancillary revenue and  (ii) merchandising/digital mobile.

Film Performance

We intend to produce two feature films per year and distribute these films theatrically in the United States through a Hollywood studio or national theatrical company. We intend to generate revenues based on the films performance.  U.S. box office performance is the key variable that drives worldwide ancillary revenue (e.g., DVD, TV).   A film’s “first cycle” generally begins with a U.S. theatrical release.  The film’s performance at the box office will then drive its release into other domestic and international corridors.  We intend to use a third party distributor for DVD distribution and television sales.  We will receive royalty fees from distributors.

Merchandising/Digital/Mobile

       We intend to generate merchandising revenue consisting of In-theatre and home viewing interactive activities (e.g., texting live on-screen commentary), “apps”, ring tones, interactive mobile downloads, new media (e.g., website, on-line games) and apparel, including proprietary functions

Government Regulation

Our  business may be subjected to governmental regulation and required to comply in the following areas:

Distribution Arrangements.  We intend to release our films in the United States through existing distribution companies. We will retain the right for ourselves to market the films on a jurisdiction-by-jurisdiction basis throughout the rest of the world and to market television and other uses separately.  To the extent that we may engage in foreign distribution of our films, we will be subject to all of the governmental regulations of doing business abroad including, but not limited to, government censorship, exchange controls, and copying, and licensing or qualification.  At this point it is not possible to predict, with certainty, the nature of the distribution arrangements and extent of exact governmental regulations that may impact our business.

Intellectual Property Rights. Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation and/or the Royal Canadian Mounted Police with the possibility of criminal prosecution.  Under the copyright laws of Canada and the United States, copyright in a motion picture is automatically secured when the work is created and "fixed" in a copy. We intend to register our films for copyright with both the Canadian Copyright Office and the United States Copyright Office.  Both offices will register claims to copyright and issue certificates of registration but neither will "grant" or "issue" copyrights.  Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Registration with the appropriate office establishes a public record of the copyright claim.

Censorship. An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. We plan to follow the practice of submitting our motion pictures for ratings.

Labor Laws.  Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who we intend to be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis and may have state and governmental regulations that we must comply with.

Employees

As of November 30, 2010, we employed 1 person, our sole officer and director, Daniel Grodnik. We believe that our employee and labor relations are good.

Fiscal 2010 and First Quarter 2011 Developments

Interactive Script. In January 2011, we completed our first interactive comedy script written by Josh Miller and Pat Casey with Pat Proft.  This will be our first movie for which we intend to employ our interactive viewing experience with moviegoers.

Demo Film.  In the fourth quarter of 2010, we finished production of a six-minute promotional movie which demonstrates what it will be like for young audiences to participate in a Mass Hysteria movie.  We expect this demo film to be instrumental in securing strategic partnerships and sponsorships.

BASE Productions Agreements.  We entered into three agreements with BASE Productions, a reality show producer, in 2010.  Under these agreements, we will produce three reality television series, the first based on divorce lawyers in Palm Beach and the others around a fashion business based in Los Angeles and the Winter twins.  All of these reality series could represent a potential revenue stream, pending purchase by a network for broadcast.

Media Distribution Agreements.  On On December 1, 2010, we entered into an agreement with In Cue, LLC, under which we will be paid 10% of the first $630,000 in proceeds received from the distribution of the motion picture currently entitled “Stonerville” by Screen Media Ventures, and 15% for any proceeds in excess of $630,000 while In Cue LLC will retain 90% and 85%, respectively, of the proceeds received from Screen Media.  Additionally, we will be reimbursed up to a maximum of $10,000 in actual out-of-pocket expenses incurred in the distribution process.

Where You Can Find More Information

    We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  DESCRIPTION OF PROPERTY

Our business office is located at 5555 Melrose Avenue, Swanson Building, Suite 400, Hollywood, CA 90038.  Our lease is on a month-to-month basis for which we currently pay $4,952 per month.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board.  In August 2009, we changed our corporate name to Mass Hysteria Entertainment Company, Inc. and on August 5, 2009 our symbol changed from “MBER.OB” to “MHYS.OB.” The following table shows the high and low bid prices for our common stock for each quarter since July 30, 2009 (the first day our stock began trading on the OTC Bulletin Board) as reported by the OTC Bulletin Board.  All share prices have been adjusted to reflect the 3-1 forward stock split effected on August 5, 2009.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal 2009 (OTC Bulletin Board)	High Bid	Low Bid
Third quarter	$0.99	$0.10
Fourth quarter	0.76	0.08

Fiscal 2010 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.325	$0.050
Second quarter	0.108	0.030
Third quarter	0.050	0.025
Fourth quarter	0.040	0.022

As of March 10, 2011, there were approximately 111  record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment.  Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock.  In addition, stock markets have experienced extreme price and volume volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.  We did not have any equity compensation plans as of the year ended November 30, 2010.

On February 16, 2011, our board of directors adopted the 2011 Stock Incentive Plan. The purpose of our 2011 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23,000,000 shares, subject to adjustment.

Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

RECENT SALES OF UNREGISTERED SECURITIES

On February 28, 2010, we issued a 6% convertible promissory note in the amount of $338,631 to a single investor who is also a significant stockholder.   The note has a maturity date of May 31, 2015.  The note is convertible into shares of our common stock at a fixed conversion price of $0.08 per share.  The note aggregates advances previously made to us by this investor and such proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On May 31, 2010, we issued a 6% convertible promissory note in the amount of $75,383 to a single investor who is also a significant stockholder.  The note has a maturity date of May 31, 2015.  The note is convertible into shares of our common stock at a fixed conversion price of $0.05 per share.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On August 31, 2010, we issued a 6% convertible promissory note in the amount of $33,511.19 to a single investor who is also a significant stockholder.  The note has a maturity date of August 31, 2015.  The note is convertible into shares of our common stock at a fixed conversion price of $0.04 per share.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On October 20, 2010, we issued 1,855,000 shares of our common stock to eight individuals as consideration for services rendered.  These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

On February 23, 2011, we issued 8% convertible promissory notes in the aggregate principal amount of $55,000 to two accredited investors.  The notes have a maturity date of November 28, 2011.  Beginning August 22, 2011, these notes are convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate purposes.  These issuances were exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2010.

General

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Up until August 5, 2009, we manufactured handbags.

On August 5, 2009 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik and affiliated parties purchased a total of 7,984,548 shares of our issued and outstanding common stock. This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015,452 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000,000 shares issued to Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control by MHe was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis.

In connection with the change of control transaction referenced above, we changed our name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan.  We are now a development stage multi-media entertainment company created to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution with an interactive component for the young adult market.  Our plan is to produce a minimum of two interactive theatrical films a year that appeal specifically to the youth market.  In addition, we intend to continue creating traditional film and television projects.

Plan of Operations For The Next Twelve Months

The Company is in the development stage and consequently is subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of the Company’s technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations and dependence on key personnel  To achieve successful operations, the Company will require additional capital to finance our films and to continue development of our interactive technology and marketing efforts.  No assurance can be given as to the timing or ultimate success of obtaining future funding.

Over the next twelve months, Mass Hysteria intends to create at least one short-film or full length movie and develop the technology for the interactive component of our movies. We will require funding of up to $2 million to produce one of our movies and to complete the interactive technology. We intend to build a technology ecosystem that enables a range of interactions, via handset between theatre audience members and a cloud server. The nature of the interaction involves social connectivity, conversation between audience members narrative extensions, in-experience gaming and content acquisition. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture -- together these three technologies will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience. We may sell debt and/or equity securities to secure financing for our film.  In addition, we may look to finance our film via more traditional film financing avenues.

COMPARISON OF OPERATING RESULTS

 RESULTS OF OPERATION FOR THE YEAR ENDED NOVEMBER 30, 2010 COMPARED TO THE YEAR ENDED NOVEMBER 30, 2009

We had revenues of $25,000 for the year ended November 30, 2010, and no revenue for the year ended November 30, 2009, other than those related to the discontinued operations (handbag company).  We recognized $0 net loss from discontinued operations during the year ended November 30, 2010 vs. $1,641,239 in net losses from discontinued operations during the year ended November 30, 2009.  The lack of significant revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the interim period from August 5, 2009 to November 30, 2010, the Company has been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

For the year ended November 30, 2010, we had general and administrative expenses of $1,026,022; selling expenses of $18,782; and net interest expense of $25,870.  For the year ended November 30, 2009, we had general and administrative expenses of $394,989; selling expenses of $11,791; and interest expense of $4,000.  All other expenses incurred were for the handbag business which has since been discontinued. The general and administrative, selling and interest expenses were a result of expenses incurred relative to the change in control and overall business focus to the film and entertainment industry.

We had a net loss from continuing operations of $1,045,674, and a net loss from discontinued operations of $0 for the year ended November 30, 2010, compared to a net loss from continuing operations of $410,780, and discontinued operations of $1,641,239 for the year ended November 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $111,089 as of November 30, 2010, consisting of $780 in cash, $2,266 in net fixed assets, $95,250 in capitalized film costs, $9,996 in other assets, and $2,797 in other receivables. We had a working capital deficit of $306,451.

We had total liabilities of $763,089 as of November 30, 2010, consisting of current liabilities, which included $45,284 of accounts payable; accrued wages of $62,930; short term debt of $60,000; and various accrued liabilities of $141,814.  In addition, since August 2009, a related party has been providing capital for expenses, and purchased predecessor notes, which had a balance of $453,061 as of November 30, 2010.

We had a total stockholders’ deficit of $652,000 as of November 30, 2010, and an accumulated deficit as of November 30, 2010 of $6,013,332.

We had $430,279 in net cash used in operating activities for the year ended November 30, 2010, which included $1,045,674 in net loss, offset by $357,467 in share-based compensation, $82,000 in contributed services, and depreciation of $874. Cash flows used in operations were offset by changes in operating assets and liabilities totaling $175,054.

We had $462,899 of net cash provided by financing activities for the year ended November 30, 2010, which included $202,899 in loans from a related party, $60,000 in short term debt, and $200,000 for sale of stock.

During February 2011, the Company entered into two 8 percent convertible promissory notes to raise $55,000 in operating capital. Both notes mature on November 28, 2011, and any unpaid principal or interest at that date accrues interest at the default rate of 22 percent annually.  Each note may be converted into common stock, at 59 percent of market price with a floor of $0.001(par value), at any time after 180 days from the issuance date until the maturity date.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party loans and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $25,000 in revenue for the twelve months ended November 30, 2010 and no revenues for the twelve months ended November 30, 2009 relating to continuing operations.

Stock-Based Compensation:

The Company accounts for its stock-based compensation under the provisions of ASC 718 “Compensation-Stock Compensation.”  Accounting for Stock Based Compensation. Under ASC 718, the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Off-Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mass Hysteria Entertainment Company, Inc.

We have audited the accompanying balance sheets of Mass Hysteria Entertainment Company, Inc. (the "Company") as of November 30, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the period from August 5, 2009 ("Inception") to November 30, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for  designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Hysteria Entertainment Company, Inc as of November 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and the period from August 5, 2009 ("Inception") to November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Notes 2 and 3 of the financial statements, the Company is a development-stage company, has no liquidity, and has incurred losses and used cash in operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with respect to these matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon
Newport Beach, California
March 15, 2011

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Balance Sheets

	November 30, 2010	November 30, 2009

ASSETS

CURRENT ASSETS
Cash	$780	$160
Subscription receivable	-	200,000
Other receivable	2,797	-
Total current assets	3,577	200,160

Intangible assets, net	2,266	3,140
Film costs (Note 9)	95,250	-
Other assets	9,996	9,700
TOTAL ASSETS	$111,089	$213,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$45,284	$5,111
Accounts payable - related party	-	6,150
Accrued liabilities (Note 4)	141,814	5,620
Accrued payroll	62,930	-
Short-term debt (Note 5)	60,000	-
Common stock liability (Note 7)	-	200,000
Total current liabilities	310,028	216,881

Convertible notes due to related party (Note 5)	453,061	305,430
TOTAL LIABILITIES	763,089	522,311

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS'DEFICIT
Preferred stock, $0.001 par value; 10,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 authorized; 80,106,077 and 68,530,952 issued and outstanding at November 30, 2010 and 2009, respectively	80,106	68,531
Additional paid-in capital	5,281,226	4,589,816
Deficit accumulated during the development stage	(6,013,332)	(4,967,658)
Total Stockholders' Deficit	(652,000)	(309,311)
Total Liabilities and Stockholders' Deficit	$111,089	$213,000

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Statements of Operations

	For the period from Inception to November 30,	Year ended November 30,	Year ended November 30,
	2010	2010	2009
REVENUES

Production revenue	$25,000	$25,000	$-

OPERATING EXPENSES
General and administrative, including $357,467; $149,510; and $506,977 of stock based compensation for the years ended November 30, 2010 and 2009, and for the period from inception to November 30, 2010, respectively.	1,421,011	1,026,022	394,989
Sales and marketing	30,573	18,782	11,791
TOTAL OPERATING EXPENSES	1,451,584	1,044,804	406,780

OPERATING LOSS	(1,426,584)	(1,019,804)	(406,780)

OTHER INCOME AND EXPENSE
Interest income	225	225
Interest expense	(30,095)	(26,095)	(4,000)

NET LOSS FROM CONTINUING OPERATIONS	(1,456,454)	(1,045,674)	(410,780)

Loss from discontinued operations	-	-	(516,282)
Loss on extinguishment of debt from discontinued operations	-	-	(1,124,957)

NET LOSS	$(1,456,454)	$(1,045,674)	$(2,052,019)

WEIGHTED AVERAGE NUMBER OF BASIC & DILUTED COMMON SHARES OUTSTANDING		76,404,361	31,340,233

NET LOSS PER COMMON SHARE
Basic and diluted - continuing operations		$(0.01)	$(0.01)
Basic and diluted - discontinued operations		$-	$(0.05)

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Stockholders’ Deficit

	Common Stock			Deficit Accumulated	Total Stockholders' Deficit
	Number of Shares	Amount	Additional Paid-in Capital	during the Development Stage

Balances at November 30, 2008	11,593,500	11,594	2,814,900	(2,915,639)	(89,145)

Common shares issued for services	1,620,000	1,620	268,380	-	270,000
Imputed rent expense	-	-	4,773	-	4,773
Common shares issued to extinguish debt of predecessors	10,800,000	10,800	1,141,200	-	1,152,000
Shares issued for services on August 5, 2009 at $0.24 per share	1,000,000	1,000	239,000	-	240,000
Shares issued in recapitalization	42,015,452	42,015	(42,015)	-	-

Contribution to capital	-	-	7,500	-	7,500
Shares issued for services:
on August 24, 2009 at $0.31 per share	200,000	200	61,800	-	62,000
on September 29, 2009 at $0.43 per share	100,000	100	42,900	-	43,000
on October 6, 2009 at $0.42 per share	100,000	100	41,900	-	42,000
on October 16, 2009 at $0.29 per share	2,000	2	578	-	580
on November 29, 2009 at $0.10 per share	100,000	100	9,900		10,000
Stock issued for cash, November 30, 2009 at $0.20 per share (Note 6)	1,000,000	1,000	(1,000)	-	-
Net loss	-	-	-	(2,052,019)	(2,052,019)
Balances at November 30, 2009	68,530,952	$68,531	$4,589,816	$(4,967,658)	$(309,311)

Shares issued for services:
on December 10, 2009 at $0.10 per share	152,000	152	15,048	-	15,200
on January 10, 2010 at $0.07 per share	20,000	20	1,380	-	1,400
on January 28, 2010 at $0.18 per share	50,000	50	8,950	-	9,000
on February 22, 2010 at $0.11 per share	145,000	145	15,805	-	15,950
on March 9, 2010 at $0.08 per share	375,000	375	29,625	-	30,000
on May 27, 2010 at $0.032 per share	78,125	78	2,422	-	2,500
on June 23, 2010 at $0.04 per share	600,000	600	23,400	-	24,000
on September 1, 2010 at $0.03 per share	1,255,000	1,255	37,745	-	39,000
Share based compensation related to options issued granted during December 2009	-	-	228,667	-	228,667
Common shares issued to extinguish debt acquired from predecessors by Control Group member	5,900,000	5,900	49,368	-	55,268
On October 12, 2010, shares issued as committed on June 1, 2010	3,000,000	3,000	197,000	-	200,000
Contributed services	-	-	82,000	-	82,000
Net loss	-	-	-	(1,045,674)	(1,045,674)
Balances at November 30, 2010	80,106,077	$80,106	$5,281,226	$(6,013,332)	$(652,000)

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Cash Flows

	Period from Inception to November 30, 2010	Year ended November 30, 2010	Year ended November 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,456,454)	$(1,045,674)	$(2,052,019)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	874	874	90
Stock based compensation	515,047	357,467	667,580
Loss on extinguishment of debt		-	1,124,957
Gain on settlement of convertible notes	(14,000)	-	-
Contributed services	89,500	82,000	7,500
Imputed rent expense		-	4,773
Changes in operating assets and liabilities:
Accounts receivable	(2,797)	(2,797)	-
Prepaid expenses	(295)	(295)	-
Inventory	-	-	4,401
Accounts payable	61,908	40,173	2,329
Accounts payable related party	(6,150	(6,150)	-
Accrued liabilities	133,242	144,123	3,131
Bank credit line	(1,156	-	-
NET CASH USED IN OPERATING ACTIVITIES	(680,281)	(430,279)	(237,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	-	-	(3,230)
Film costs	(32,000)	(32,000)	-
Other assets	-	-	(9,700)
NET CASH USED IN INVESTING ACTIVITIES	(32,000)	(32,000)	(12,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes to related parties	453,061	202,899	250,162
Proceeds from issuance of short-term debt	60,000	60,000	-
Proceeds from sale of common stock	200,000	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	713,061	462,899	250,162

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	780	620	(26)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	160	186
CASH AND CASH EQUIVALENTS, ENDING OF YEAR	$780	$780	$160

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$800	$800	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTNG AND FINANCING ACTIVITIES
Conversion of notes	$73,268	$55,268	$18,000
Cash received under subscription receivable	$200,000	$-	$200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	$40,000	$40,000	$-
Common stock issued in lieu of cash payment for script costs	$23,250	$23,250	$-

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT, INC.
 (A Development-Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

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

To better reflect the Company’s new business plan, on June 25, 2009, MLI changed their name to “Mass Hysteria Entertainment Company, Inc.” ("MHe", “Mass Hysteria” or the “Company”). MHe is an innovative motion picture production company that produces branded young adult film content for theatrical, DVD, and television distribution. MHe’s plan is to produce a minimum of three theatrical films a year that appeal specifically to the youth market.

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

The Company is entering a time of great change in the entertainment business. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals that rely on micro-transactions.  The Company is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria will be creating movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Our plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. Technology is evolving, too.  Interactive mobile applications are in development by third parties.  We expect to license or develop our own mobile applications in the near future, depending on our ability to raise capital and generate traditional sources of revenues.  There are technology and competitive risks associated with interactive mobile devices and theatrical films.

NOTE 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development-Stage Company

On August 5, 2009, the Company entered into the development stage with its intended new business, which currently has minimal revenues. Management expects to sustain losses from operations until such time it can generate sufficient revenues sufficient to meet its anticipated cost structure. The Company is considered a development-stage company in accordance with Accounting Standards Codification (“ASC”) 915 – “Development-Stage Entities.” Upon distribution of the Company’s products, it will exit the development stage. The nature of our operations is highly speculative, and there is consequently a risk of loss of your investment.  The success of our plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity.

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

The Company may maintain cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at November 30, 2010 and 2009.

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

As of November 30, 2010 and 2009, the Company did not have any Level 1, 2 or 3 financial assets or liabilities, other than cash and cash equivalents, which require valuation.

Film Costs

The Company capitalizes film production costs in accordance with ASC 926 – “Entertainment”. Film costs include costs to develop and produce films, which primarily consist of consulting fees, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.  The Company began capitalizing script costs on March 1, 2010.  See Note 9 for additional disclosure.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. At November 30, 2010, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; and (2) 6,768,454 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015.  As of November 30, 2009, the Company had convertible debt which consisted of $55,268 which was convertible into no more than 10,000,000 shares of common stock.

Impairment of Long-Lived Assets

The Company has adopted ASC 360-10, "Property, Plant and Equipment." requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 340, “Other Assets and Deferred Costs”, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  At November 30, 2010, the Company owned a website costing $3,230 and had an estimated useful life of three (3) years.  Depreciation expenses related to website development costs during the years ended November 30, 2010 and 2009 were $874 and $90, respectively.

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

Stock Options

In accordance with the provisions of ASC 718 “Compensation-Stock Compensation,” the Company accounts for employee and non-employee director stock issuances and stock options under the fair value method which requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date based on the estimated fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

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

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of tax regulations.  The Company adopted the provisions of ASC 740 “Income Taxes”. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax position liabilities. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is based on various factors including, but not limited to, changes in facts and circumstances, changes in tax law, settlement of issues under audit, and new audit activity. Changes to these factors and the Company's estimates regarding these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Recently Adopted and Recently Enacted Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company is a development-stage company, has limited available capital, has limited revenues from intended operations, suffered losses since inception and used cash in operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. We are seeking debt or equity capital to meet our obligations and business needs. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	November 30, 2010	November 30, 2009
Accrued interest	$30,095	$-
Accrued consulting fees	75,000	-
Accrued legal fees	3,075	-
Accrued payroll taxes	27,800	-
Other accrued expenses	5,844	5,620

Total accrued liabilities	$141,814	$5,620

Accrued interest represents interest on a long term loan from a related party, and the interest on a short term note payable from an external party.  Accrued consulting fees are for script writers and a film consultant.   Other accrued expenses consist of accrued rent and related office parking.

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, and pays these wages at various times as capital becomes available. During the year ended November 30, 2010, accrued wages of $82,000 were personally forgiven by the CEO; as a result, this amount was recorded to contributed services in the accompanying statement of stockholders’ deficit. The CEO’s compensation is required to be reported on IRS Form W-2; however, no such reporting has been made by the Company.  Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation.  In the event the Company is audited by the IRS, it will likely be liable for certain taxes, penalties and interest.

NOTE 5 - BORROWINGS

Related Party

Since July 2009, a member of the Control Group of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009.  During the quarter ended February 28, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability.  During the quarter ended February 28, 2010, the holder advanced the Company $88,199 in working capital for operations.  Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362.  Such note is convertible into 4,229,512 common shares, based on $0.08 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  During the quarter ended May 31, 2010, the holder advanced the Company an additional $75,383, for which an additional note agreement was effected.  Such note is convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015. During the quarter ended August 31, 2010, the holder advanced the Company an additional $33,511, for which an additional note agreement was effected, which dictates that the note will be convertible into 837,775 common shares based on a fixed conversion price of $0.04, interest at 6% per annum, due August 31, 2015. During the quarter ended November 30, 2010, the holder advanced the Company an additional $5,805, for which an additional note was effected, which indicates that the note will be convertible at a fixed conversion price of $0.03 per share, interest at 6% per annum.  The notes are to be immediately convertible; no beneficial conversion feature was deemed applicable at the date of issuance.  As of November 30, 2010, the Company has accrued $27,679 of interest expense related to these notes.

Other

On July 13, 2010, the Company borrowed $60,000 from a shareholder for use as operating capital.  Both parties entered into a loan agreement which makes the Company liable for repayment of the principal and 15% annual interest within a twelve month period following the execution of the loan agreement.  During the year ended November 30, 2010, the Company incurred and accrued for $2,416 interest expense related to this short term debt. As of November 30, 2010, the Company has accrued $2,416 of interest expense related to this note.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Month-to-Month Office Space Rental

On September 1, 2009, the Company entered into a sublease for its office space with Charter Consulting Group, Inc.(owned by a member of the Control Group of the Company).   The sublease is month to month at a rate of $4,818. Included within the sublease is various other office expenses including phone equipment rental and phone services, among others.  In addition, the Company paid a security deposit of $9,636.

Consulting Agreements

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role is to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock (see Note 7), and an initial monthly fee of $10,000 for a minimum of one year.  During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010.  As of the year ended November 30, 2010, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet.  This agreement terminated in August 2010.

On December 17, 2009, the Company entered into an employment agreement with our President and CEO which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014.  Among other things, the employment agreement calls for periodic increases in the base salary and bonuses based upon performance.  The agreement also allows for the Company, at the discretion of the Board of Directors, to provide for medical insurance and a contribution to a retirement benefit plan.  The President and CEO was also awarded options to purchase common stock.  See Note 8.  During the current year, the President and CEO voluntarily forgave $82,000 of accrued wages, which the Company recorded to equity as contributed services.

On May 20, 2010, we entered into an agreement with a law firm for legal representation pertaining to general corporate and entertainment matters.  Per this agreement, fees for services performed would be billed at 65 percent of the firm’s normal rates until November 1, 2010; then the fees revert back to normal rates.  The remainder of the firm’s fees are payable in the form of warrants to purchase up to 2.5 percent of the issued and outstanding common stock of the Company (determined on a fully diluted basis).  During June 2010, the Company decided not to proceed with this agreement, and pay full rates instead. Accrued legal fees due the law firm as of November 30, 2010, were $14,272.

On October 5, 2010, the Company entered into a guarantee agreement with Carjacked Entertainment, LLC (“CE”) and Carjacked Investments, LLC (“CEI”) in which the Company guaranteed repayment of up to $250,000 of the investment provided by the financier - Wet Rose Productions, LLC. As consideration, the Company would receive a $50,000 “guarantor fee” upon close of production funding for the motion picture – Carjacked.  Funding closed on December 23, 2010, subsequent to the Company’s fiscal year end. In connection therewith, the Company will receive $50,000 of compensation for the guarantee, which will be recorded as a stand-ready obligation liability until the contingency is resolved over time.

During November, the first of three $25,000 payments was received by the Company and recorded as revenue.  The remaining payments were earned subsequent to the Company’s fiscal year end.

On November 1, 2010, the Company entered in to an “option/purchase” agreement with Richard Taylor (the “Writer”) in which the Company would be granted the exclusive right and option (“Option”) to acquire all motion picture, television and allied and ancillary rights to the Writer’s screenplay – “Bad Monday”. The initial term of this agreement is one year; however the Company would have the option to extend this option agreement for two additional years. As consideration, the Company would pay the Writer $2,000 for the initial term, and $3,500 and $7,500 for each respective extended year chosen.  If the Company exercises this Option, the Writer would be paid a purchase price of between $40,000 and $100,000, depending on the final production budget for the motion picture.  Additionally, the Writer would be entitled to 5% of the net proceeds of the picture, and an additional 2.5% of net proceeds if the Writer received shared writing credit on the picture.

Salary Reporting and Related Taxes

During the year ended November 30, 2010, the Company paid certain accrued salaries to its CEO which were not reported on Internal Revenue Service Form W-2.  In the event the Company is audited by federal or state agencies, certain assessments for taxes, penalties and interest may be assessed.  In connection therewith, the Company has accrued approximately $27,000 for possible assessments.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Capital Stock

The Company has two classes of stock:

●	Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding; and,
●	Common stock, $0.001 par value, 140,000,000 shares authorized, 80,106,077 and 68,530,952 shares issued and outstanding as of November 30, 2010 and 2009, respectively.

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

Reorganization and Settlement of Liabilities with Common Stock

In June 2009, the Company issued 4,800,000 shares of common stock upon conversion of notes with predecessors which resulted in an extinguishment charge of $1,124,957 based on the closing price of the Company’s common stock of $0.24 per share shortly after the extinguishment.

On August 5, 2009, the Control Group acquired or received 50,000,000 shares of common stock, as well as 6,000,000 shares of common stock from the conversion of $10,000 of notes acquired.  In connection with the recapitalization, the convertible notes totaling $55,238 acquired by a Control Group member were paid in full through the issuance of 5,900,000 shares of common stock during the quarter ended February 28, 2010.   Because this note was part of the recapitalization, the conversion of the shares was afforded such treatment.

Issuance of Common Stock Related to Employment Agreements and Services Rendered

On August 24, 2009, the Company issued 200,000 shares per the terms of the employment agreement with Pat Proft which were immediately vested.  These shares were valued at $62,000 based on the closing price per share on the date of issuance of $0.31.

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

On February 22, 2010, upon Board approval, the Company issued 145,000 shares to five individuals for various operational services rendered to the Company.  These shares vested immediately and were expensed by the Company at $15,950, based on a price per share of $0.11 on the date of issuance.

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

On September 1, 2010, upon Board approval, the Company issued 1,255,000 shares to three individuals for consulting services rendered to the Company.  These shares were fully vested and expensed by the Company in the amount of $39,000 based on a price of $0.03 per share on the date of issuance.

Sale of Common Stock

On November 30, 2009, the Company sold 1,000,000 shares to an individual pursuant to a subscription agreement at a price of $0.20 per share.  The cash was received on December 1, 2009.  The subscription agreement executed by the Company called for an adjustment (“Ratchet”) after six months based on the market price of the Company’s common stock.  If, on that date, the Company’s closing bid price for the immediately preceding trading day was less than $0.20 per share, then the Company was required to issue additional shares of its common stock to the purchaser to offset the purchaser’s total investment. Initially, since the number of shares under the ratchet provision was indeterminate and based on a fixed dollar amount to the market price at the end of six months, management recorded the common stock as a liability in the accompanying balance sheet at November 30, 2009. Upon the adjustment date of May 31, 2010, the additional amount of shares required to be issued were determinable and thus were reclassified from liability to equity as the adjustment provision expired.  Based on a closing common stock price of $0.05 on the next business day, the Company computed an additional 3,000,000 shares of common stock a required to be issued to the individual.  The Company issued such shares on or about October 10, 2010.

NOTE 8 – EMPLOYEE STOCK OPTIONS

 In addition to his annual salary, the President and CEO’s Employment Agreement grants employee stock options to purchase common stock in an amount equal to 20,000,000 shares at an exercise price of $0.07 per share.  The options shall vest equally over a five-year period (4,000,000 shares per year), commencing on December 17, 2009.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part, and each series of options shall include a “cashless feature.”

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

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014.  Through November 30, 2010, stock compensation of $228,667 of this had been recorded as expense.  Future compensation expense is $240,000, annually through 2014.  As of November 30, 2010, approximately 3,831,732 options are fully vested and are exercisable by the CEO.

NOTE 9 – FILM PRODUCTION COSTS

The Company capitalizes film production costs in accordance with Statement of Position ASC 926 – “Entertainment”, formerly ("SOP") 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.   The Company began capitalizing script costs on March 1, 2010.  Related expenses incurred during the year ended November 30, 2010, totaling $95,250, have been recorded to script costs in non-current assets.

NOTE 10– MEDIA DISTRIBUTION AGREEMENTS - RELATED PARTIES

Slam I Am

On July 12, 2010, the Company entered into an agreement with NY-based Screen Media Ventures, LLC, (“Screen Media”) in which the Company agreed to license to Screen Media the distribution rights to the motion picture currently entitled “Slam I Am” (aka “A Funny Dirty Stoner Movie") written by Kevin Sepe and Tom Alexander and produced by Kevin Sepe, the Control Group member that funded the Company’s working capital as discussed in Note 6. Current release date is February 2011.

Under this ten year agreement, the Company and Screen Media will share net proceeds from Home Video (“HV”) and Video on Demand (“VOD”) sales on a 50/50 ratio.  Net proceeds is defined as gross proceeds less a five percent service fee to Screen Media and any third party distribution/marketing costs directly related to the distribution of the movie.

For all distribution excluding HV and VOD, Screen Media shall earn a 25% distribution fee and shall be reimbursed for all legitimate distribution costs as defined by both parties. The balance of the proceeds is then distributed to Mass Hysteria, which in turn pays the producer and financier (the related party discussed in Note 5) these proceeds less an amount defined in a drafted agreement between the Company and the producer/financier. The agreement, executed on December 1, 2010, allows for the Company to be paid 10% of the first $600,000 in proceeds received from Screen Media, and 15% for any proceeds in excess of $600,000.  Additionally, the Company will be reimbursed up to a maximum of $10,000 in actual out-of-pocket expenses incurred in the distribution process.

Carjacked

Carjacked Entertainment, LLC (the “LLC”) was formed to produce Carjacked, a feature film.  Mass Hysteria’s CEO is the managing member and holds an equity interest in the LLC through a company he controls, Grodfilm Corp. See Note 6 for guarantee agreement provided by Mass Hysteria in connection with an unrelated investor in the amount of $250,000.  Also see below.

The Company was assigned an agreement by Grodfilm Corp (owned by the Company’s CEO, Dan Grodnik) which entitled Mass Hysteria to $75,000 in revenue for its participation in the pre-production of the movie. Under this agreement, Mass Hysteria received $25,000 during pre-production of the movie, and is to receive an additional $50,000 upon close of production funding.  The first payment was received during November 2010. Close of production funding occurred on December 23, 2010.

NOTE 11 - DISCONTINUED OPERATIONS

The Company’s decision to discontinue the operations of its handbag business coincided with the Control Change which occurred at the beginning of June 2009.  As a result, all financial data pertaining directly to the operations relative to the handbag business was collapsed with the net amount reported separately from the continuing operations.  This collapsing effect was used to restate the financials for all periods presented.  For the years ended November 30, 2010 and 2009, and the period from Inception to November, 2010, losses from discontinued operations were $0; $1,641,239; and $0, respectively.

NOTE 12 – INCOME TAXES

We have identified our U.S. Federal tax returns as our “major” tax jurisdiction, and our corporate offices are located in California.  For year ending November 30, 2009, we filed a U.S. Federal tax return and U.S. State tax return. The Company has had losses to date, and therefore has paid no income taxes.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company elected to capitalize all start-up costs for income tax reporting purposes under Section 195 of the Internal Revenue Code.  The Company's deferred tax assets consist entirely of start-up costs.  Effective August 5, 2009 (Inception), prior net operating loss carry forwards are no longer available to the Company, due to the Company’s abandonment of the related handbag manufacturing business.

Aggregate start-up costs capitalized through November 30, 2010, are approximately $1.6 million; the deferred tax asset is approximately $300,000. The amount of benefits the Company may receive from the start-up costs for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Accordingly, management recorded a valuation allowance for 100% of the deferred tax assets of approximately $300,000.

The difference between the California statutory rate of approximately 8.83% and the actual provision rate is due to permanent difference required to arrive at taxable income. A full valuation allowance has been placed on 100% of the Company's deferred tax assets as it cannot be determined if the assets will be ultimately realized through future taxable income.

NOTE 13 - SUBSEQUENT EVENTS

Carjacked

On December 23, 2010, production funding for Carjacked was complete, thus triggering the guarantor credit of $50,000 due Mass Hysteria. This credit was recorded as income during the first quarter of 2011.

Stock Issuance

On February 18, 2011, the Company’s Board approved the issuance of 420,000 shares of common stock to a professional services firm for legal services rendered.  Based on the closing market price that day, the Company recorded stock compensation of $12,900 related to this transaction.

Stock Incentive Plan

On February 16, 2011, our board of directors adopted the 2011 Stock Incentive Plan. The purpose of our 2011 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23,000,000 shares, subject to adjustment.

Capital Raise

During February 2011, the Company entered into two 8 percent convertible promissory notes to raise $55,000 in operating capital. Both notes mature on November 28, 2011, and any unpaid principal or interest at that date accrues interest at the default rate of 22 percent annually.  Each note may be converted into common stock, at 59 percent of market price with a floor of $0.001(par value), at any time after 180 days from the issuance date until the maturity date. These notes contain a “ratchet” provision, which protects the note holders in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate.  Due to this ratchet provision, and with the floor at par value, the Company could be potentially liable for in-excess of 52 million shares to be issued.  As a result, these notes are considered to contain a derivative instrument associated with the embedded conversion feature.

In accordance with ASC 815, Derivatives and Hedging, formerly EITF 07-05, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock, the Company calculated the fair market value of this conversion feature on the date of the note signing, using the Black Scholes Model, and reduced the note by this amount, recognizing expense immediately.  Using the Black Scholes pricing model variables listed below, the fair market value of the conversion feature on the date of note issuance was $45,388, leaving a notes payable balance of approximately $7,112 at the date of the note issuances. The Company will amortize the debt discount over the life of the note using the effective interest method.

Variable	February 23, 2011
Annual dividend yield	0.00
Expected life (in years)	0.760
Risk-free interest rate	0.26%
Expected volatility	96%
Stock price	$0.0200
Strike price (59% of market)	$0.0118

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On September 29, 2009, we dismissed Malone & Bailey, P.C. as our independent registered public accounting firm. Our Board of Directors approved such termination on September 29, 2009 due to the change of control and business plan as described in more detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009  Our Board of Directors participated in and approved the decision to change our independent registered public accounting firm. Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the past two years, Malone & Bailey’s reports on our financial statements for the years ended November 30, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  For the two most recent fiscal years and any subsequent interim period through Malone & Bailey’s termination on September 29, 2009, Malone & Bailey disclosed the uncertainty regarding the ability of Michael Lambert, Inc. to continue as a going concern in its accountant’s report on the financial statements. In connection with the audit and review of our financial statements through September 29, 2009, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Malone & Bailey’s opinion to the subject matter of the disagreement. In connection with the audited financial statements of the Company for the years ended November 30, 2008 and 2007 and interim unaudited financial statements through September 29, 2009, there have been no reportable events with us as set forth in Item 304(a)(1)(v) of Regulation S-K.

On September 29, 2009, our Board appointed dbbmckennon, certified public accountants (“dbbm”) as the our new independent registered public accounting firm. The decision to engage dbbm was approved by our Board of Directors on September 29, 2009. Prior to September 29, 2009, we did not consult with dbbm regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between usand its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

As of November 30, 2010, we are in the process of assessing the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on our preliminary evaluation, we concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to the size of the deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as November 30, 2009 and communicated the matters to our management.  Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company’s results and its financial statements for the future years.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole executive officer and director and his age as of March 15, 2011 is as follows:

NAME	AGE	POSITION

Daniel Grodnik	59	Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Daniel Grodnik

Mr. Grodnik has worked in the movie industry for almost thirty years.  He has served as the Chairman and CEO of the National Lampoon, a publicly traded entertainment company.  Currently, he is in prep on “Carjacked” starring Ron Perlman and Rose McGowan and “The Courier” an action film directed by Russell Mulcahy. Mr. Grodnik is in post-production on a romantic comedy entitled, “Overnight” and in development on 4 new theatrical films with two-time Academy Award winner for Best Picture, (“The Godfather” and “Million Dollar Baby”) Albert S. Ruddy. Mr. Grodnik’s recent films include his third original movie for the Sci-Fi Channel entitled “Yeti” which aired in November and received the second highest rating of the year for a Saturday night premiere. Also, in November 2008, Mr. Grodnik and Mr. Ruddy’s film, “Camille” starring Sienna Miller (“Factory Girl”) and James Franco (“Spiderman III”), began its theatrical release. In May of 2008, the Sci-Fi Channel aired, “Never Cry Werewolf” which was the third highest rated Sunday Night movie in the history of the channel. Additionally, Mr. Grodnik currently has a thriller in release entitled “Hallowed Ground”, written and directed by David Benullo (“Around the World in 80 Days”) and starring Jaime Alexander (“Rest Stop”) and a Danielle Steel adaptation for Newline entitled “Safe Harbour”, starring Melissa Gilbert.  Mr. Grodnik was nominated for a Golden Globe for best picture on his production of “Bobby”. The movie had an all-star cast including Anthony Hopkins, Demi Moore, Sharon Stone, Helen Hunt, Lawrence Fishburne, Elijah Wood, Lindsay Lohan, William H. Macy, Nick Cannon, and Heather Graham.

In 2006, Mr. Grodnik went to Little Rock, Arkansas with actress Ashley Judd to produce a coming-of-age drama entitled, “Come Early Morning.” The movie had its’ North American premiere at the Sundance Film Festival.

In 2003-2004 Mr. Grodnik partnered with Franchise Pictures founder Andrew Stevens to produce several action and sci-fi titles that included; “Pursued” for Lion’s Gate starring Christian Slater, “Blood Angels” starring Lorenzo Lamas for Screen Media and Universal Pictures, “Sea Ghost,” “Deep Evil,” “Glass Trap,” and “Blue Demon” for Blockbuster Entertainment.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Information about our Board and its Committees.

We do not have either an audit committee, compensation committee, or a nominating committee.  It is the view of the board of directors that it is appropriate to not have any of these committees since they are not required to maintain a listing on the OTC Bulletin Board, since it only has one director who would serve on any such committees in any event, and due to the additional and unnecessary costs associated with administering the committees.

We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to our Company addressed to our Chief Executive Officer. We intend to hold annual meetings of stockholders during the summer season, at which meetings our directors will be up for re-election. We currently do not have a policy regarding the attendance of board members at the annual meeting of stockholders.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

           Our board of directors has determined that currently none of it members qualify as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The chairman of the board is also an officer of the Company. The Company plans to appoint an outside director as chairman in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended November 30, 2010, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 5555 Melrose Avenue, Swanson, Building, Suite 400, Hollywood, CA 90038.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended November 30, 2010, 2009 and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)

Daniel Grodnik Chairman, President Chief Executive Officer and Chief Financial Officer and Secretary	2010	$360,000	(1)	-0-	-0-		$228,667	(2)	-0-	$588,667
	2009	$150,000		-0-	$1,500	(3)	-0-		-0-	$151,500
	2008	-0-		-0-	-0-		-0-		-0-	-0-

(1)	$62,930 of this amount was accrued as salary but not paid. In addition, Mr. Grodnk forgave $82,000 of his accrued and unpaid salary for the year ended November 30, 2010.
(2)
On December 17, 2009, the Company agreed to Mr. Grodnik an option award of 20,000,000 shares with exercise price of $0.07.  Our stock price was $0.06 on December 17, 2009. The options vest equally (pro-rata per day) over a five year period.  As such, 3,831,732 shares under such option vested as of November 30, 2010.

(3)	The stock award was valued at $0.0001 per share.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in the year ended November 30, 2010:

					All Other Stock Awards:	All Other Option Awards:
Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards (3)
Daniel Grodnik	12/17/2009	12/17/2009	—	—	—	20,000,000	$0.07	$1,200,000

(1)
On December 17, 2009, pursuant to an employment agreement the Company agreed to grant Mr. Grodnik an option to purchase 20,000,000 shares of common stock .  The options vest over equally (pro-rata per day) over a 5 year period until fully vested on December 17, 2014.

(2)	The exercise price is $0.07 per share.

(3)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of the year ended November 30, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Daniel Grodnik	3,831,732	16,168,268	0.07	12/17/2016	(1)	—	—

(1)	The options vest equally (pro-rata per day) over a 5 year period until fully vested on December 17, 2014. Each option expires 24 months after vesting

Option Exercises and Stock Vested

3,831,732 shares under Daniel Grodnik’s option to purchase 20,000,000 shares vested in the year ended November 30, 2010.  No stock options were exercised by any named executive officer in the year ended November 30, 2010.

Employment Agreements

On December 17, 2009, we entered into employment agreements with Daniel Grodnik pursuant to which we employ Mr. Grodnik as our Chief Executive Officer. The agreement is for an initial term of five years and provides for an annual base salary during the term of the agreement of $360,000, which amount shall automatically be increased by 10% when and if the Company’s revenues exceed $1,000,000.  Mr. Grodnik may also receive bonuses at the discretion of the board of directors and will receive a bonus equal to 2% of gross theatrical box office sales for any of our theatrically released motion pictures.

In addition to his annual salary, the agreement grants employee stock options to purchase common stock in an amount equal to 20,000,000 shares at an exercise price of $0.07 per share.  The options shall vest equally (pro-rata per day) over a five-year period (until fully vested on December 17, 2014.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part by shall include a “cashless feature.”

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) four (4) weeks paid vacation leave, including payment of actual vacations not to exceed $15,000; (iii) medical, dental and life insurance benefits; (iv) an $800 per month automobile allowance; (v) a severance payment of $5,000,000 in the event that Mr. Grodnik’s duties and responsibilities are significantly changed or in the event of a “Change in Control” (as defined in the agreement).

Potential Payments upon Termination

Under the terms of Mr. Grodnik’s employment agreement, he is entitled to a severance payment of $5,000,000 in the event that Mr. Grodnik’s duties and responsibilities are significantly changed or in the event of a “Change in Control” (as defined in the agreement).

    The following table sets forth quantitative information with respect to potential payments to be made to Mr. Grodnik upon termination in the circumstances described above. The potential payments are based on the terms of the Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination
Daniel Grodnik	$5,000,000

Compensation of Directors

The following table sets forth the compensation paid to each director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended November 30, 2010.

Fees Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards ($)	Awards ($)	Compensation	Total ($)
Daniel Grodnik	--	--	--	--	--

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  We did not engage any members of the Board of Directors to perform services our behalf the year ended November 30, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 7, 2011, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying options or warrants which are currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.  Except as otherwise set forth below, the address is each person is 5555 Melrose Avenue, Swanson Building, Suite 400, Hollywood, CA 90038.

Name And Address	Number Of Shares Beneficially Owned		Percentage Owned (1)
5% Stockholders:
Michael Greenfield (2)	10,000,000		12.4	2%
Kevin Sepe (3)(4)	8,000,000		9.93%
Gianna Sepe (3)	5,000,000		6.21%
Seth Eber (3)	5,000,000		6.21%
Directors and Officers:
Daniel Grodnik	20,720,563	(5)	24.02%
All directors and officers as a group (1 person)	20,720,563	(5)	24.02%
*Less than 1%.
(1)	Based upon 80,526,077 shares issued and outstanding on March 7, 2011.
(2)	The address is 8313 Fountain Avenue, #A, Los Angeles, CA 90069
(3)	The address is 1050 NE 91 Terrace, Miami Shores FL 33138.
(4)	Includes 5,000,000 shares held by Gianna Sepe, his daughter.
(5)	Includes 5,720,563 shares underlying presently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 28, 2010, we issued a 6% convertible promissory note in the amount of $338,631 to Kevin Sepe, a significant stockholder.   The note has a maturity date of May 31, 2015.  The note is convertible into shares of our common stock at a fixed conversion price of $0.08 per share.  The note aggregates advances previously made to us by this investor and such proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On May 31, 2010, we issued a 6% convertible promissory note in the amount of $75,383 to Kevin Sepe, a significant stockholder.  The note has a maturity date of May 31, 2015.  The note is convertible into shares of our common stock at a fixed conversion price of $0.05 per share.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On August 31, 2010, we issued a 6% convertible promissory note in the amount of $33,511.19 to Kevin Sepe, is also a significant stockholder.  The note has a maturity date of August 31, 2015.  The note is convertible into shares of our common stock at a fixed conversion price of $0.04 per share.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On October 5, 2010, we entered into that Guarantee Agreement with Carjacked  Entertainment LLC (“CE”) and Carjacked Entertainment Investments, LLC (“CEI”, together with CE, the “Producers”). pursuant to which we guaranteed repayment of up to $250,000 to Wet Rose Productions, LLC for funds invested by Wet Rose for the film “Carjacked.”  In exchange for the guarantee, the Producers agreed to pay us $50,000.  Our sole officer and director is managing member of CE.

Effective November 1, 2010, Grodfilm Corp. assigned that certain Memorandum of Agreement with Carjacked Entertainment, LLC related to producer fees on the film entitled “Carjacked” to us.  Our sole officer and director is the principal officer and controlling stockholder of Grodfilm Corp.  In addition, our sole officer and director is the managing member of Carjacked Entertainment, LLC.

On December 2, 2010, we entered into a Motion Picture Distribution Agreement with In Cue, LLC pursuant to which we agreed to a division of proceeds received from Screen Media Ventures LLC related to distribution of the motion picture currently titled “Stonerville.”  We will received 10% of the first $630,000 in proceeds received from Screen Media and 15% of any proceeds in excess of $630,000 while In Cue LLC will retain 90% and 85%, respectively.  Additionally, we will be reimbursed up to a maximum of $10,000 in actual out-of-pocket expenses incurred in the distribution process.  Kevin Sepe, one of our significant stockholders is a controlling member of In Cue, LLC.

We currently sublease our premises from Charter Consulting Group, Inc.  Mr. Kevin Sepe, one of our significant shareholders is a controlling stockholder of Charter Consulting Group.  Mr. Sepe is charging us the same rate being charged to Charter Consulting Group under the original lease.

Our sole officer and director currently has other interests in other companies in the film industry. He is currently sole officer and sole stockholder of Grodfilm Corp., a company involved in producing motion pictures. Until such time as we are better capitalized, our sole officer and director will devote the majority of his time to our company but may not devote his entire time to us. He will devote so much of his time as is, in his judgment necessary to conduct such business in the best interest of our company. Any agreements entered into between us and any affiliates shall be on terms and conditions no less favorable to us than can be obtained by independent third parties.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending November 30, 2011.  dbbmckennon audited our consolidated financial statements for the fiscal years ended November 30, 2010 and 2009.

Audit Fees

dbbmckennon  billed us $30,000 in fees for our 2010 annual and for the review of our quarterly financial statements in 2010.  dbbmckennon billed $24,000 in fees for our 2009 annual audit.

Audit Related Fees

There were no fees for audit related services for the years ended November 30, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended November 30, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2010 and 2009.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by dbbmckennon and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by our board of directors, which concluded that the provision of such services dbbmckennon was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  Our pre-approval policies and procedures provide for the board of directors’ pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved.  The policies and procedures also require specific approval by our board of directors if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year.  The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           We have filed the following documents as part of this Annual Report on Form 10-K:

1.  Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Balance Sheets
Statements of Operations
Statements of Stockholders’ Deficit
Statements of Cash Flows
Notes to Financial Statements

2.           Financial Statement Schedules:  None

3.           Exhibits:  See the Exhibit index below

Exhibit No.	Description

3.1
Articles of Incorporation of Michael Lambert, Inc. (now known as Mass Hysteria Entertainment Company, Inc.), incorporated by reference to our Registration Statement on Form SB-2 filed on October 5, 2007.

3.2
Certificates of Correction  to Articles of Incorporation of Michael Lambert, Inc. (now known as Mass Hysteria Entertainment Company, Inc.), incorporated by reference to our Registration Statement on Form SB-2 filed on October 5, 2007.

3.3
Articles of Amendment to Articles of Incorporation of Michael Lambert, Inc. (now known as Mass Hysteria Entertainment Company, Inc.),  incorporated by reference to our Current Report on Form 8-K, filed on August 10, 2009.

3.4	Bylaws of Michael Lambert, Inc. (now known as Mass Hysteria Entertainment Company, Inc.), incorporated by reference to our Registration Statement on Form SB-2 filed on October 5, 2007.
4.1	Form of 6% Convertible Promissory Note.
4.2	Form of 8% Convertible Promissory Note.
10.1	Employment Agreement for Daniel Grodnik, incorporated by reference to our Annual Report on Form 10-K for the year ended November 30, 2009 filed on March 16, 2010.
10.2	Agreement with In Cue LLC dated December 1, 2010.
10.3	Guarantee Agreement.
23.1	Consent of dbbmckennon
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2011

By:	/s/ Daniel Grodnik
Daniel Grodnik
President,, Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel Grodnik	President, Chief Executive Officer, Chief Financial Officer	March 15, 2011
Daniel Grodnik	Chairman and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)