Form 10-Q
period 2011-02-28
Mass Hysteria Entertainment Company, Inc.
filed 2011-04-19
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-53739

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3107499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5555 Melrose Avenue, Swanson Building, Suite 400 Hollywood, CA 90038 (Address of principal executive offices)
Issuer’s telephone number:  (323) 956-8388

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 15, 2011, 80,526,077 shares of our common stock were outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

FORM 10-Q

February 28, 2011

ITEM 1 –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)

BALANCE SHEETS
As of February 28, 2011 and November 30, 2010
(unaudited)
	February 28, 2011	November 30, 2010

CURRENT ASSETS
Cash	$54,422	$780
Accounts receivable	27,797	2,797
Other assets	9,750	9,996
TOTAL CURRENT ASSETS	91,969	13,573

Intangible assets, net	2,006	2,266
Film costs	95,250	95,250
TOTAL ASSETS	$189,225	$111,089

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$71,007	$45,284
Accrued liabilities	170,096	141,814
Accrued payroll	122,731	62,930
Short-term debt (Note 5)	60,000	60,000
Short-term convertible debt, net of discount (Note 5)	23,349	-
Derivative liability (Note 5)	19,699	-
TOTAL CURRENT LIABILITIES	466,882	310,028

Convertible long-term debt – related party (Note 5)	453,061	453,061
Stand-ready obligation (Note 6)	50,000	-
TOTAL LIABILITIES	969,943	763,089

Commitments and contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 140,000,000 shares authorized; 80,526,077 and 80,106,077 shares issued and outstanding as of February 28, 2011and November 30, 2010, respectively.	80,526	80,106
Additional paid-in capital	5,349,626	5,281,226
Accumulated deficit during the development stage	(6,210,870)	(6,013,332)

TOTAL STOCKHOLDERS’ DEFICIT	(780,718)	(652,000)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$189,225	$111,089

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)

STATEMENTS OF OPERATIONS
Three Months Ended February 28, 2011 and 2010, and for the period from Inception to February 28, 2011
(Unaudited)

	Three Months Ended February 28,		For the Period from August 5, 2009 (Inception) to February 28,
	2011	2010	2011

Revenue	$37,500	$-	$62,500

Operating expenses:
General and administrative, including share-based compensation of $60,000 and $90,217 for the three months ended February 28, 2011 and 2010, respectively, and $575,047 for the period from Inception to February 28,2011	224,364	284,489	1,645,375
Selling expense	-	3,949	30,573
Total operating expenses	224,364	288,438	1,675,948

Other income (expenses):
Interest income	-	-	225
Interest expense	(10,674)	(4,634)	(40,769)
Total other income (expense)	(10,674)	(4,634)	(40,544)

Net loss	$(197,538)	$(293,072)	$(1,653,992)

Basic and diluted loss per share	$- *	$- *

Basic and diluted weighted average shares outstanding	80,152,744	70,999,841

*Amount was less than $0.01 per share

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)

STATEMENTS OF CASH FLOWS
Three Months Ended February 28, 2011 and 2010, and for the period from Inception to February 28, 2011
(Unaudited)
	February 28, 2011	February 28, 2010	For the Period from August 5, 2009 (Inception) to February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,538)	$(293,072)	$(1,653,992)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	261	90	1,135
Share-based compensation	60,000	90,217	575,047
Contributed services	-	-	89,500
Accretion of discount on note payable	548		548
Gain on settlement of convertible notes	-	-	(14,000)
Changes in:
Prepaid expenses	246	-	(49)
Accounts receivable	(25,000)	-	(27,797)
Accounts payable	34,543	-	96,451
Accounts payable – related party	-	-	(6,150)
Stand-ready obligation	50,000	-	50,000
Accrued liabilities	88,082	52,179	221,324
Bank credit line	-	-	(1,156)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,142	(150,586)	(669,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Film costs	-	-	(32,000)
Purchase of intangibles	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	(32,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	-	-	60,000
Proceeds from short-term convertible debt	42,500	-	42,500
Proceeds from sale of common stock	-	200,000	200,000
Proceeds from convertible long-term debt - related party	-	88,199	453,061
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,500	288,199	755,561

NET CHANGE IN CASH	53,642	137,613	54,422
Cash balance, beginning of period	780	160	-

Cash balance, end of period	$54,422	$137,773	$54,422

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash investing and financing activities:
Common stock issued in lieu of cash payment forlegal services	$8,820	$-	$8,820
Conversion of notes	$-	$55,268	$73,268
Cash received under subscription receivable	$-	$-	$200,000
Stock-based compensation, included in accrued liabilities, for script development	$-	$-	$40,000
Common stock issued in lieu of cash payment for script costs	$-	$-	$23,250

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION, BUSINESS AND CHANGE IN CONTROL

Mass Hysteria Entertainment Company, Inc. ("MHe", “Mass Hysteria” or the “Company”). MHe is an innovative motion picture production company that produces branded young adult film content for theatrical, DVD, and television distribution. Over the next twelve months, Mass Hysteria will be creating movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience.  We are seeking patent protection of processes that we will use to distribute interactive media.  We will outsource development of our own mobile applications; however, our success will depend on our ability to raise capital, as well as generate revenues from our current operations (also see Note 3).  There are technology and competitive risks associated with interactive mobile devices and theatrical films.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Mass Hysteria have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to our financial statements which substantially duplicate the disclosures contained in our Annual Report on Form 10-K for the year ended November 30, 2010 have been omitted.

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

Convertible Debt with Ratchet Provisions

We have convertible debt which contains rights that allow the holders to adjust their conversion price in the event the Company issues common stock at a price per share below their conversion price.  Accordingly, the provisions of ASC 815 “Derivatives and Hedging” apply and must be evaluated by us. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, the conversion feature of our $42,500 convertible short-term debt is not afforded equity treatment, but rather is treated as a liability, due to the ratchet provisions contained within. The Company recorded a derivative liability of $19,699 associated with this note. The estimated fair value will be reassessed at the end of each reporting period and an adjustment will be made to this liability when applicable. Also see Note 10 for an additional note issued on March 1, 2011.

Research and Development

Research and development costs are expensed as incurred.  To date, such expenses have not been significant.

Patent Costs

Patents give their owners exclusive rights to use or manufacture a particular product.  The costs associated with obtaining the patent (eg. legal fees, registration fees, search fees, etc.) should be amortized over its useful life (not to exceed 20 years).  The cost of a patent does not include the research and development costs incurred in seeking the knowledge necessary for the patent.  Costs to date related to patents have been insignificant.

Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470 “Debt with Conversion and Other Options” and ASC 740 “Beneficial Conversion Features”. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued.

Stand-Ready Obligation

The Company provides guarantees for film financing and accounts for such under ASC 460 “Guarantees”.  The Company’s exposure to credit loss, in the event of underperformance by the related film does not include a specified term unless otherwise noted in the agreement, as the term is linked to the timeline in which the film is completed and revenues are derived from the film.  Commitments made by the Company to guarantee returns of investment for films are reviewed by the Chief Executive Officer.  The Company will not relieve the stand-ready obligation until it is probable that such stand-ready obligation will expire without cost to the Company.  In the event our Chief Executive Officer determines that it is probable that a liability related to the guarantee will be incurred, we will record a provision for loss at that time.  See Note 6 for discussion of our stand-ready obligation.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. At February 28, 2011, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768,447 shares relative to convertible notes to a related party (post conversion) beginning in February 2015; and (3) approximately 12,235,170 shares relative to a short term convertible note (post conversion) beginning in September 2011.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company is a development-stage company, has limited available capital, has limited revenues from intended operations, suffered losses since inception and has used cash in operations since Inception. These matters raise substantial doubt about the Company's ability to continue as a going concern. We are seeking debt or equity capital to meet our obligations and business needs. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	February 28, 2011	November 30, 2010

Accrued interest	$40,221	$30,095
Accrued consulting fees	87,000	75,000
Accrued legal fees	3,075	3,075
Accrued payroll taxes	36,800	27,800
Other accrued expenses	3,000	5,844

Total accrued liabilities	$170,096	$141,814

Accrued interest represents interest on a long-term loan from a related party, and the interest on a short-term note payable from an external party.  Accrued consulting fees are for script writers and a film consultant.

Consulting Agreement

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role was to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock, and an initial monthly fee of $10,000 for a minimum of one year.  During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010.  As of the quarter ended February 28, 2011, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet.  This agreement terminated in August 2010.

Employment Agreement

On December 17, 2009, the Company entered into an employment agreement with our President and CEO which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014.  Among other things, the employment agreement calls for periodic increases in the base salary and bonuses based upon performance.  The agreement also allows for the Company, at the discretion of the Board of Directors, to provide for medical insurance and a contribution to a retirement benefit plan.  The President and CEO was also awarded options to purchase common stock.  See Note 8.  During the year ended November 30, 2010, the President and CEO voluntarily forgave $82,000 of accrued wages, which the Company recorded to equity as contributed services.

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, and pays these wages at various times as capital becomes available. As of February 28, 2011, accrued wages due the CEO were $122,731 and are reflected as accrued payroll on the accompanying balance sheet.

During the period from December 2009 through February 28, 2011, the Company paid certain accrued salaries to its CEO which were not reported on Internal Revenue Service Form W-2.  In the event the Company is audited by federal or state agencies, certain assessments for taxes, penalties and interest may be assessed.  In connection therewith, the Company has accrued approximately $36,800 for possible assessments.

NOTE 5 - BORROWINGS

Related Party

Since July 2009, a significant stockholder of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009.  During the quarter ended February 28, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability.  During the quarter ended February 28, 2010, the holder advanced the Company $88,199 in working capital for operations.  Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362.  Such note is convertible into 4,229,512 common shares, based on $0.08 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  During the quarter ended May 31, 2010, the holder advanced the Company an additional $75,383, for which an additional note agreement was effected.  Such note is convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015. During the quarter ended August 31, 2010, the holder advanced the Company an additional $33,511, for which an additional note agreement was effected, which dictates that the note will be convertible into 837,775 common shares based on a fixed conversion price of $0.04, interest at 6% per annum, due August 31, 2015. During the quarter ended November 30, 2010, the holder advanced the Company an additional $5,805, for which an additional note was effected, which indicates that the note will be convertible at a fixed conversion price of $0.03 per share, interest at 6%, per annum.  The notes are to be immediately convertible; no beneficial conversion feature was deemed applicable at the date of issuance.  There was no borrowing from this holder during the current quarter. As of February 28, 2011, the Company has accrued $34,475 of interest expense related to these related-party notes.

Short-term Debt

On July 13, 2010, the Company borrowed $60,000 from a shareholder for use as operating capital.  Both parties entered into a loan agreement which makes the Company liable for repayment of the principal and 15%, per annum, interest within a 12month period following the execution of the loan agreement.  As of February 28, 2011, the Company has incurred and accrued $5,671 of interest expense related to this short term debt.

Short-term Convertible Debt

On February 23, 2011, the Company borrowed $42,500 from an external party for use as operating capital.  The parties entered into convertible note payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration date of November 28, 2011. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, annually, on the unpaid amount.

After 180 days, the note is convertible into common stock at a 41% discount offthe average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.

These notes contain a “ratchet” provision, which protects the note holders in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, and with the floor at par value,  these notes are considered to contain a derivative instrument associated with the embedded conversion feature. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revisited each reporting period for revaluation based on the stock’s current market value.

The Company discounted the note by the fair market value of the derivative liability upon inception of the note.  This discount will be amortized and accreted back to the face value of the note over the note term. The Company irrevocably authorized its stock transfer agent to reserve an initial number of shares (15,889,831) for issuance upon conversion.

In accordance with ASC 815, Derivatives and Hedging, the Company calculated the fair market value of this embedded conversion feature on the date of the note signing, using the Black Scholes Model, and discounted the note by this amount.  Using the Black Scholes pricing model variables listed below, the fair market value of the embedded conversion feature on the date of note issuance was $19,669, leaving a notes payable balance of approximately $22,831 at the date of the note issuance and a derivative liability of $19,669. The Company will amortize the debt discount over the life of the note using the effective interest method.

Variable	February 23, 2011
Annual dividend yield	0.00
Expected life (in years)	0.75
Risk-free interest rate	0.26%
Expected volatility	96%
Stock price	$0.0200
Strike price (59% of market)	$0.0118

On March 1, 2011, the Company received $12,500 from an external party for operating capital and thus will be accounted for in the subsequent fiscal quarter (See Note 10).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On September 1, 2009, the Company entered into a sublease for its office space with Charter Consulting Group, Inc. (owned by a significant stockholder of the Company). The sublease is month to month at a rate of $4,818. Included within the sublease is various other office expenses including phone equipment rental and phone services, among others.  In addition, the Company paid a security deposit of $9,636.

On October 5, 2010, the Company entered into a guarantee agreement with Carjacked Entertainment, LLC (“CE”) and Carjacked Entertainment Investments, LLC (“CEI”) in which the Company guaranteed repayment of up to $250,000 of the investment provided by the financier - Wet Rose Productions, LLC. As consideration, the Company would receive a $50,000 “guarantor fee” upon close of production funding for the motion picture – Carjacked.  Funding closed on December 23, 2010, and the Company was entitled $50,000 based on the terms of the agreement. As of February 28, 2011, $25,000 had been received by the Company and the remaining $25,000 resides on the accompanying balance sheet as a receivable.  Because the Company may be obligated to perform on this guarantee at a later date, the $50,000 has been recognized as a stand-ready obligation in the accompanying balance sheet.  Management estimates that any potential obligation will not be within the next year, and accordingly, the liability is shown as long-term. Also see Note 9.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock Incentive Plan

On February 17, 2011, our Board adopted the 2011 Stock Incentive Plan (the “Plan”). The purpose of the 2011 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23,000,000 shares, subject to adjustment. Our Board approved the registration of this Plan with the Securities and Exchange Commission on Form S-8, which was filed on February 18, 2011.

Issuance of Common Stock Related to Employment Agreements and Services Rendered

On February 8, 2011, the Company entered into a Fee Agreement pursuant to which the Company agreed to issue common stock to Indeglia & Carney, P.C. (“I&C”) for legal services rendered to the Company.  On February 18, 2011, our Board approved the issuance of 420,000 shares of common stock to I&C in consideration of legal services rendered.  Share valuation was based on the closing market price of $0.021 per share; the Company recorded a reduction of accrued legal fees of $8,820.   As of February 28, 2011, remaining accrued legal fees with I&C were $5,173.  See additional issuances under Note 10, Subsequent Events.

NOTE 8 – EMPLOYEE STOCK OPTIONS

In addition to his annual salary, the President and CEO’s Employment Agreement dated December 17, 2009,grants employee stock options to purchase common stock in an amount equal to 20,000,000 shares at an exercise price of $0.07 per share.  The options shall vest equally over a five-year period (4,000,000 shares per year), commencing on January 1, 2010.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part, and each series of options shall include a “cashless feature.”

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014.  For the three months ended February 28, 2011 and 2010 and the period from Inception to February 28, 2011 stock compensation related to this grant was $60,000, $48,667, and  $288,667, respectively.  Future compensation expense is $240,000, annually through 2014.

NOTE 9 – MEDIA DISTRIBUTION AGREEMENT

Carjacked

Carjacked Entertainment, LLC and Carjacked Entertainment Investments, LLC (the “LLC's”) were formed to produce Carjacked, a feature film.  Mass Hysteria’s CEO is the managing member and holds an equity interest in the LLC's through a company he controls, Grodfilm Corp. See Note 6 for guarantee agreement provided by Mass Hysteria in connection with an unrelated investor in the amount of $250,000.  Also see below.

The Company was assigned an agreement by Grodfilm Corp (owned by the Company’s CEO, Dan Grodnik) which entitled Mass Hysteria to $75,000 in revenue for its participation in the pre-production of the movie. $25,000 was earned and received during the quarter ended November 30, 2010.  $25,000 was earned and received during the quarter ended February 28, 2011. The final $25,000 will be earned during a subsequent quarter.

NOTE 10 - SUBSEQUENT EVENTS

Convertible Notes

On March 1, 2011, we borrowed $12,500 from an external party for use as operating capital.  The parties entered into convertible note payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration date of November28, 2011. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, per annum, on the unpaid amount.

After 180 days, the note is convertible into common stock at a 41% discount of the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.  As such, the Company discounted the note by the fair market value of the related beneficial conversion feature of each note.  This discount will be amortized and accreted back to the face value of the note over the term.  As this note agreement was initially approved on February 23, 2011, we did not receive funding until March 1, 2011, thus could not record the liability until the cash was received.

On March 31, 2011, we entered into a long term convertible note agreement with a single accredited investor pursuant to which we issued a 2% convertible promissory note in the aggregate principal amount of $200,000. The note has a maturity date of December 28, 2014. Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. The proceeds were used for working capital and general corporate purposes.  As a result, we will be liable to issue up to 12,500,000 shares common stock upon conversion.

Issuance of Series A Preferred Shares

On April 5, 2011, our Board approved the issuance of 10,000 shares of Series A Preferred Stock to our CEO, Dan Grodnik, in consideration of $10,000 of accrued compensation due Mr. Grodnik.  The Board’s sole director determined and approved the fair market value of these shares to be $1.00 per share.  The shares were issued on April 13, 2011.

On April 13, 2011, pursuant to a resolution passed by our director under the authority of our certificate of incorporation, as amended, we filed a Certificate of Designation with the Nevada Secretary of State to create and set for the terms of a series of preferred stock of the Company known as Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock is not convertible. Holders of the Series A Preferred Stock do not have any preferential dividend or liquidation rights. The shares of Series A Preferred Stock are not redeemable.Pursuant to the certificate of designation establishing the Series A Preferred Stock, on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

The issuance of the Series A Preferred Stock effectively transferred voting control of the Company to Mr. Grodnik.

Issuance of Common Stock

On April 6, 2011, our Board approved the appointment of VSTOCK TRANSFER, LLC as transfer agent, registrar and disbursing agent for the Company.  Furthermore, our Board approved the issuance of 500,000 shares common stock in consideration of services provided by the transfer agent for the initial 12 months of services as transfer agent.  The stock will be fully vested when issued; hence the Company will record a stock compensation expense of $10,000, based on a market price of $0.02 on the date of grant. As of the date of this report, the shares have not yet been issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2011.

General

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Up until August 5, 2009, we manufactured handbags.

On August 5, 2009, pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik and affiliated parties purchased a total of 7,984,548 shares of our issued and outstanding common stock. This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015,452 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000,000 shares issued to Daniel Grodnik and the affiliated parties represented 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change of control was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis.

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

Plan of Operation For The Next Twelve Months

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2010

Revenues.  We had revenues of $37,500 for the three months ended February 28, 2011, and no revenue for the three months ended February 28, 2010.  Our revenues in the first three months of 2011 were primarily related to film production revenues.

General and Administrative Expenses.  Our general and administrative expenses decreased to $224,364 in the three months ended February 28, 2011 from $284,489 in the comparable period in 2010.  The decrease was primarily attributable to reduced share based compensation in the three months ended February 28, 2011.

Interest Expense.  Our interest expense increased to $10,674 in the three months ended February 28, 2011 from $4,636 in the comparable period in 2010.  This increase is attributable to increased borrowings during the period.

Loss from Operations.  Our net loss from operations decreased to $197,538 for the three months ended February 28, 2011 from $293,072 for the comparable period in 2010.  The decrease was primarily attributable to the increase in revenues as well as the decrease in general and administrative expenses.

The lack of significant revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the interim period from August 5, 2009 to February 28, 2011, the Company has been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $189,225 as of February 28, 2011, consisting of $54,422 in cash, $2,006 in net fixed assets, $95,250 in capitalized film costs, $9,750 in other assets, and $27,797 in other receivables. We had a working capital deficit of $374,913.

We had total liabilities of $969,943 as of February 28, 2011, consisting of $466,882 in current liabilities, which included $71,007 of accounts payable; accrued wages of $122,731; short term debt of $60,000; short term convertible debt, net of discount of $23,349, various accrued liabilities of $170,096 and derivative liability of $19,699.  In addition, since August 2009, a related party has been providing capital for expenses, and purchased predecessor notes, which had a balance of $453,061 as of February 28, 2011.  We also have a stand ready obligation of $50,000.

We had a total stockholders’ deficit of $780,718 as of February 28, 2011, and an accumulated deficit as of February 28, 2011 of $6,210,870.

We had $11,142 in net cash provided in operating activities for the three months ended February 28, 2011, which included $197,538 in net loss and $25,000 in accounts receivable, which amounts were offset by $60,000 in share-based compensation, $548 in accretion of discount on note payable, $34,543 in accounts payable, $246 of prepaid expenses, $50,000 in stand ready obligations and $88,082 in accrued liabilities.

We had no cash provided by investment activities in the three months ended February 28, 2011.

We had $42,500 of net cash provided by financing activities for the three months ended February 28, 2011, which included $42,500 in short term convertible debt.

On March 31, 2011, we issued a 2% convertible promissory note in the aggregate principal amount of $200,000. The note has a maturity date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $37,500 in revenues for the three months ended February 28, 2011 and no revenues for the three months ended February 28, 2010 relating to continuing operations.

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

Off-Balance Sheet Arrangements

None.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Item 5 under our Annual Report on Form 10-K for the year ended November 30, 2010, filed with the Securities and Exchange Commission on March 15, 2011 and incorporated herein by reference.

See our Current Report on Form 8-K dated March 31, 2011, filed with the Securities and Exchange Commission on April 6, 2011 and incorporated herein by reference.

On April 13, 2011, we issued 10,000 shares of our Series A Preferred Stock, to Daniel Grodnik, President, Chief Executive Officer Secretary, and director in consideration of accrued and unpaid salary due him. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

On April 13, 2011, pursuant to a resolution passed by our board of directors under the authority of our certificate of incorporation, as amended, we created a series of preferred stock of the company known as Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock is not convertible. Holders of the Series A Preferred Stock do not have any preferential dividend or liquidation rights. The shares of Series A Preferred Stock are not redeemable.  Pursuant to the certificate of designation establishing the Series A Preferred Stock, on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

The issuance of the Series A Preferred Stock to Mr. Grodnik (see Item 2 above) effectively transferred control of the company to Mr. Grodnik.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
3.1	Certificate of Designation-Series A Preferred Stock	Filed herewith.
10.1	Securities Purchase Agreement	Filed herewith.
31.1	Certification of Daniel Grodnik pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

April 19, 2011	/s/ Daniel Grodnik
Daniel Grodnik
President
(Principal Executive Officer and Principal Accounting Officer)