Form 10-Q
period 2011-05-31
Mass Hysteria Entertainment Company, Inc.
filed 2011-07-15
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-53739

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3107499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8899 Beverly Blvd, Suite 710 Los Angeles, CA 90048 (Address of principal executive offices)
Issuer’s telephone number:  (310) 285-7800

5555 Melrose Avenue, Swanson Building, Suite 400, Hollywood, CA 90038
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

As of July 13, 2011, 82,876,077 shares of our common stock were outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

FORM 10-Q

May 31, 2011

ITEM 1 –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
BALANCE SHEETS
As of May 31, 2011 and November 30, 2010
(unaudited)
	May 31, 2011	November 30, 2010

CURRENT ASSETS
Cash	$151,104	$780
Accounts receivable	31,616	2,797
Other assets	8,782	9,996
TOTAL CURRENT ASSETS	191,502	13,573

Intangible assets, net	1,744	2,266
Film costs	95,250	95,250
TOTAL ASSETS	$288,496	$111,089

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$57,400	$45,284
Accrued liabilities	196,138	141,814
Accrued payroll	133,231	62,930
Short-term debt (Note 5)	60,000	60,000
Short-term convertible debt, net of discount of $66,121 (Note 5)	23,879	-
Derivative liability (Note 5)	96,788	-
TOTAL CURRENT LIABILITIES	567,436	310,028

Convertible long-term debt, net of discount of $71,718 (Note 5)	128,282	-
Convertible long-term debt – related party (Note 5)	453,061	453,061
Stand-ready obligation (Note 6)	50,000	-
TOTAL LIABILITIES	1,198,779	763,089

Commitments and contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000 issued and outstanding as of May 31, 2011; none outstanding at November 30, 2010	10	-
Common stock, $0.001 par value, 140,000,000 shares authorized; 81,426,077 and 80,106,077 shares issued and outstanding as of May 31, 2011, and November 30, 2010, respectively (Note 10).	81,426	80,106
Additional paid-in capital	5,511,716	5,281,226
Accumulated deficit during the development stage	(6,503,435)	(6,013,332)
TOTAL STOCKHOLDERS’ DEFICIT	(910,283)	(652,000)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$288,496	$111,089

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended May 31, 2011 and 2010, and for the period from Inception to May 31, 2011
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,		For the Period from August 5, 2009 (Inception) to May 31,
	2011	2010	2011	2010	2011

Revenue	$10,000	$-	$47,500	$-	$72,500

Operating expenses:
General and administrative, including share-based compensation of $60,000; $92,500; $120,000 and $174,467 for the three and six months ended May 31, 2011 and 2010, respectively, and $695,047 for the period from Inception to May 31,2011	258,213	215,485	482,577	501,838	1,903,588
Selling expense	-	-	-	2,084	30,573
Total operating expenses	258,213	215,485	482,577	503,922	1,934,161

Other income (expenses):
Interest income	92	-	92	-	317
Interest expense	(31,792)	(5,611)	(42,466)	(10,246)	(72,561)
Excess fair value of derivative	(9,884)	-	(9,884)		(9,884)
Loss on change in fair value of derivative liability	(2,768)	-	(2,768)	-	(2,768)
Total other income (expense)	(44,352)	(5,611)	(55,026)	(10,246)	(84,896)

Net loss	$(292,565)	$(221,096)	$(490,103)	$(514,168)	$(1,956,557)

Basic and diluted loss per share	$- *	$- *	$- *	$- *

Basic and diluted weighted average shares outstanding	80,682,599	74,139,664	80,420,582	72,587,004

*Amount was less than $0.01 per share

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2011 and 2010, and for the period from Inception to May 31, 2011
(Unaudited)
	May 31, 2011	May 31, 2010	For the Period from August 5, 2009 (Inception) to May 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490,103)	$(514,168)	$(1,946,557)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	522	352	1,396
Share-based compensation	120,000	174,467	635,047
Contributed services	-	-	89,500
Accretion of discounts on convertible notes payable	20,750		20,750
Gain on settlement of convertible notes	-	-	(14,000)
Change in fair value of derivative liabilities	13,199	-	13,199
Changes in operating assets and liabilities:
Prepaid expenses	1,214	(6,825)	919
Accounts receivable	(28,819)	-	(31,615)
Accounts payable	38,936	(9,740)	100,844
Accounts payable – related party	-	-	(6,150)
Accrued liabilities	134,625	27,603	267,866
Other	-	-	(1,156)
NET CASH USED IN OPERATING ACTIVITIES	(189,676)	(328,311)	(869,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Film costs	-	(30,000)	(32,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(30,000)	(32,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	-	-	60,000
Proceeds from convertible debt	290,000	-	290,000
Stand-ready obligation	50,000	-	50,000
Proceeds from sale of common stock	-	200,000	200,000
Proceeds from convertible long-term debt - related party	-	163,583	453,061
NET CASH PROVIDED BY FINANCING ACTIVITIES	340,000	363,583	1,053,061

NET CHANGE IN CASH	150,324	5,272	151,104
Cash balance, beginning of period	780	160	-

Cash balance, end of period	$151,104	$5,432	$151,104

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental non-cash investing and financing activities:
Common stock issued in lieu of cash payment for legal services	$26,820	$-	$26,820
Preferred Stock issued in lieu of accrued wages	$10,000	$-	$10,000
Fair value of beneficial conversion feature recorded on convertible note payable	$75,000	$-	$75,000
Common stock issued in lieu of cash payment for script costs	$-	$8,250	$8,250
Conversion of notes	$-	$55,268	$73,268
Cash received under subscription receivable	$-	$-	$200,000
Stock-based compensation, included in accrued liabilities, for script development	$-	$-	$40,000
Common stock issued in lieu of cash payment for script costs	$-	$-	$23,250
See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Mass Hysteria Entertainment Company, Inc. ("MHe", “Mass Hysteria” or the “Company”). MHe is an innovative motion picture production company that produces branded young adult film content for theatrical, DVD, and television distribution. Mass Hysteria is in the development-stage of creating movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience.  We will outsource development of our own mobile applications; however, our success will depend on our ability to raise capital, as well as generate revenues from our current operations (also see Note 3).  There are technology and competitive risks associated with interactive mobile devices and theatrical films.

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

Development-Stage Company

On August 5, 2009, the Company entered into the development stage with its intended new business, which currently has minimal revenues. Management expects to sustain losses from operations until such time it can generate revenues sufficient to meet its anticipated cost structure. The Company is considered a development-stage company in accordance with Accounting Standards Codification (“ASC”) 915 “Development-Stage Entities.” Upon distribution of the Company’s products, it will exit the development stage. The nature of our operations is highly speculative, and there is consequently a risk of loss of your investment.  The success of our plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require the Company's most significant, difficult and subjective judgments include the valuation and recognition of share-based compensation, convertible debt, and capitalization of script costs.

The Company bases its estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Convertible Debt

Notes with adjustable conversion options

We have convertible debt which contains rights that allow the holders to adjust their conversion price in the event the Company issues common stock at a price per share below their conversion price or convert principal into a variable number of shares with no floor price.  Accordingly, the provisions of ASC 815 “Derivatives and Hedging” (“ASC 815”) apply and must be evaluated by us. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. These conversion features are bifurcated and recorded at fair value at each reporting date using the Black Sholes valuation model.

Notes with conversions issued at a discount

Convertible debt is accounted for under the guidelines established by ASC 470 “Debt with Conversion and Other Options” and ASC 740 “Beneficial Conversion Features” (“BCF”). The Company records a discount upon the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued.

Discounts on notes are amortized using the effective interest method over the contractual term of the note.

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

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. At May 31, 2011, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768,447 shares relative to convertible notes to a related party (post conversion) beginning in February 2015; and (3) approximately 20,068,731 shares relative to convertible notes (post conversion) beginning in September 2011.

Equity method investment

An affiliate entity that is not consolidated, but over which the Company exercises significant influence, is accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an affiliate depends on an evaluation of several factors including, among others, representation on the affiliated entity's board of directors, impact of commercial arrangements, and ownership level, which is generally a 20% to 50% interest in the voting securities of the affiliated entity. Under the equity method of accounting, the affiliated entity's accounts are not reflected within the Company's balance sheets and statements of operations; however, the Company's share of the earnings or losses of the affiliated entity is reflected in the caption "Equity in (loss) earnings of affiliated companies" in the statements of operations.

When the Company's carrying value in an equity method affiliated company is reduced to zero, no further losses are recorded in the Company's financial statements unless the Company guaranteed obligations of the affiliated entity or has committed additional funding. When the affiliated entity subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company is a development-stage company, has limited available capital, limited revenues from intended operations, and has suffered losses and negative cash flow from operations since Inception. These matters raise substantial doubt about the Company's ability to continue as a going concern. We are seeking debt or equity capital to meet our obligations and business needs. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	May 31, 2011	November 30, 2010

Accrued interest	$51,263	$30,095
Accrued consulting fees	91,000	75,000
Accrued payroll taxes	45,800	27,800
Other accrued expenses	8,075	8,919

Total accrued liabilities	$196,138	$141,814

Accrued interest at May 31, 2011, represents interest on convertible long-term debt from a related party, convertible long term debt from an external party, and convertible and non-convertible short-term debt from multiple external parties.  Accrued consulting fees are for script writers and a film consultant.

Consulting Agreement

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role was to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock, and an initial monthly fee of $10,000 for a minimum of one year.  During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010.  As of the quarter ended May 31, 2011, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet.  This agreement terminated in August 2010.

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

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, and pays these wages at various times as capital becomes available. As of May 31, 2011, accrued wages due the CEO were $133,231 and are reflected as accrued payroll on the accompanying balance sheet.

During the period from December 2009 through May 31, 2011, the Company paid certain accrued salaries to its CEO which were not reported on Internal Revenue Service Form W-2.  In the event the Company is audited by federal or state agencies, certain assessments for taxes, penalties and interest may be assessed.  In connection therewith, the Company has accrued approximately $45,800 for possible assessments.

NOTE 5 - BORROWINGS

Related Party

Since July 2009, a significant stockholder of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009.  During the quarter ended May 31, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability.  During the quarter ended February 28, 2010, the holder advanced the Company $88,199 in working capital for operations.  Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362.  Such note is convertible into 4,229,512 common shares, based on $0.08 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  During the quarter ended May 31, 2010, the holder advanced the Company an additional $75,383, for which an additional note agreement was effected.  Such note is convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015. During the quarter ended August 31, 2010, the holder advanced the Company an additional $33,511, for which an additional note agreement was effected, which dictates that the note will be convertible into 837,775 common shares based on a fixed conversion price of $0.04, interest at 6% per annum, due August 31, 2015. During the quarter ended November 30, 2010, the holder advanced the Company an additional $5,805, for which an additional note was effected, which indicates that the note will be convertible at a fixed conversion price of $0.03 per share, interest at 6%, per annum.  The notes are immediately convertible; no beneficial conversion feature was deemed applicable at the date of issuance.  There was no borrowing from this holder during the current quarter. As of May 31, 2011, the Company has accrued $41,271 of interest expense related to these related-party notes.

Short-term Debt

On July 13, 2010, the Company borrowed $60,000 from a shareholder for use as operating capital.  Both parties entered into a loan agreement which makes the Company liable for repayment of the principal and 15%, per annum, interest within a 12 month period following the execution of the loan agreement.  As of May 31, 2011, the Company has incurred and accrued $7,940 of interest expense related to this short term debt.

Short-term Convertible Debt with Ratchet Provisions

On February 23, March 1, and May 6, 2011, the Company borrowed $42,500, $12,500, and $35,000, respectively from external parties for use as operating capital. The parties entered into convertible note payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration dates ranging between November 28, 2011 and February 12, 2012. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, annually, on the unpaid amount.

After 180 days, the notes are convertible into common stock at a 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.

These notes contain a “ratchet” provision, which protects the note holders in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, these notes are considered to contain a derivative instrument associated with the embedded conversion feature. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.

The Company discounted the notes by the fair market value of the derivative liability upon inception of each note.    These discounts will be accreted back to the face value of the notes over the note term. The Company irrevocably authorized its stock transfer agent to reserve an initial number of shares (7,568,731) for issuance upon conversion.

During the six months ended May 31, 2011, the Company borrowed a total of $90,000 in short-term convertible debt.  The Company calculated the derivative liability using the Black-Scholes pricing model for each note upon inception and recorded the fair market value of the derivative liability as a discount to the note. A range of inputs to the Black-Scholes model are listed below.  Aggregate discounts at inception for these notes were $84,107.  During the three and six-months ended May 31, 2011 interest expense from accretion of the discount was $18,461 and $19,482, respectively, leaving an unamortized discount of $64,625 as of May 31, 2011.

The derivative liability associated with these notes was revalued as of May 31, 2011 using the Black-Scholes Model using the below range of inputs.  Aggregate derivative liabilities associated with these notes were $96,788 as of May 31, 2011.  Based on this revaluation, the Company recognized a loss in fair value of derivative liability of $12,651 during the three and six-months ended May 31, 2011.

During the six months ended May 31, 2011, the range of inputs used to calculate derivative liabilities noted above were as follows:

Annual dividend yield	-
Expected life (years)	.50 - .75 yrs.
Risk-free interest rate	.07 - .26%
Expected volatility	96.3 - 112.2%

Short-term Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long term convertible note agreement which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. As a result, the Company will be liable to issue up to 12,500,000 shares common stock upon conversion.  Based on a $0.022 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the BCF. As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the three months ended May 31, 2011 interest expense from accretion of the discount was $3,282, leaving a remaining discount of $71,718 as of May 31, 2011. These types of notes were not present in fiscal 2010.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During April 2011, the Company vacated its current office location (rented on a month-to-month basis) and entered into a new lease for office space at 8899 Beverly Boulevard, West Hollywood, California.  The lease agreement, effective May 1, 2011, is for a one year term at a base rent of $2,927 monthly, due on the first of each month. Additionally, the Company paid a security deposit of $8,782 which is refundable at the expiration of the lease, unless renewed.

On October 5, 2010, the Company entered into a guarantee agreement with Carjacked Entertainment, LLC (“CE”) and Carjacked Entertainment Investments, LLC (“CEI”) in which the Company guaranteed repayment of up to $250,000 of the investment provided by the financier - Wet Rose Productions, LLC. As consideration, the Company would receive a $50,000 “guarantor fee” upon close of production funding for the motion picture – Carjacked.  Funding closed on December 23, 2010, and the Company was entitled $50,000 based on the terms of the agreement. As of May 31, 2011, $25,000 had been received by the Company and the remaining $25,000 resides on the accompanying balance sheet as a receivable.  Because the Company may be obligated to perform on this guarantee at a later date, the $50,000 has been recognized as a stand-ready obligation in the accompanying balance sheet.  Management estimates that any potential obligation will not be within the next year, and accordingly, the liability is shown as long-term. Also see Note 9.

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

Issuance of Common Stock Related to Employment Agreements and Services Rendered

On February 8, 2011, the Company entered into a Fee Agreement pursuant to which the Company agreed to issue common stock to Indeglia & Carney, P.C. (“I&C”) for legal services rendered to the Company.  On February 18, 2011, our Board approved the issuance of 420,000 shares of common stock to I&C in consideration of legal services rendered.  Share valuation was based on the closing market price of $0.021 per share; the Company recorded a reduction of accrued legal fees of $8,820.  On May 15, 2011, our Board approved the issuance of an additional 900,000 shares of common stock to I&C in consideration of legal services rendered during the second quarter. Share valuation was based on the closing market price of $0.02 per share; the Company recorded a reduction of legal fees of $18,000. As of May 31, 2011, legal fees due to I&C were $15,741.

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

Increase in Authorized

On May 17, 2011, our board of directors unanimously adopted a resolution declaring it advisable to amend our certificate of incorporation to increase our authorized common stock from 140,000,000 shares to 300,000,000 shares. On June 16, 2011 the Company filed a 14C Information Statement regarding the approval to amend the Company’s articles of incorporation to increase the authorized common stock by 160,000,000 shares on June 28, 2011.  The certificate of amendment to its articles of incorporation effectuating the increase of its authorized common stock to 300,000,000 will be filed on or about July 19, 2011.  The board of directors believes it is necessary to have the ability to issue such additional shares of common stock to honor conversions of outstanding securities and for general corporate purposes.

NOTE 8 – EMPLOYEE STOCK OPTIONS

In addition to his annual salary, the President and CEO’s Employment Agreement dated December 17, 2009, grants employee stock options to purchase common stock in an amount equal to 20,000,000 shares at an exercise price of $0.07 per share.  The options vest equally over a five-year period (4,000,000 shares per year), which commenced on January 1, 2010.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part, and each series of options shall include a “cashless feature.”

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014. For the three and six months ended May 31, 2011 and 2010 and the period from Inception to May 31, 2011, stock compensation related to this grant was $60,000, $60,000, $120,000, $108,667, and  $348,667, respectively. Future compensation expense is $240,000, annually through 2014.

NOTE 9 – MEDIA DISTRIBUTION AGREEMENT

Carjacked

Carjacked Entertainment, LLC and Carjacked Entertainment Investments, LLC (the “LLC's”) were formed to produce Carjacked, a feature film. Mass Hysteria’s CEO is the managing member through Grodfilm Corp. which has operational control of the LLC’s. Grodfilm Corp. held an approximate 12% equity participation interest in the LLC's. This interest was assigned from Grodfilm Corp. to the Company. There was no carryover basis in the investment in the LLCs at the time of transfer. See Note 6 for guarantee agreement provided by Mass Hysteria in connection with an unrelated investor of up to $250,000.  Also see below.

In addition, the Company was assigned an agreement by Grodfilm Corp which entitled Mass Hysteria to $75,000 in revenue for its participation in the pre-production of the movie, along with Grodfilm’s interest in the LLC’s, of which $25,000 was earned and received during the quarter ended November 30, 2010. $25,000 was earned and received during the quarter ended May 31, 2011. The final $25,000 is expected to be earned during a subsequent quarter.

Stonerville

On December 1, 2010, we entered into an agreement with In Cue, LLC, under which we will be paid 10% of the first $630,000 in proceeds received from the distribution of the motion picture currently entitled “Stonerville” by Screen Media Ventures, and 15% for any proceeds in excess of $630,000 while In Cue LLC will retain 90% and 85%, respectively, of the proceeds received from Screen Media.  Additionally, we will be reimbursed up to a maximum of $10,000 in actual out-of-pocket expenses incurred in the distribution process.  During the three months ended May 31, 2011, the Company received $10,000 in reimbursement which was recorded as distribution revenue.

NOTE 10 - SUBSEQUENT EVENTS

Issuance of Common Stock

On June 15, 2011, our Board approved the issuance of 1,000,000 shares common stock to Brent Friedman for services rendered as Senior VP of Technology.  As a result, the Company recorded associated stock compensation expense of $20,000, based on the stock’s market price of $0.02 on the date of grant.

On June 17, 2011, our Board approved the issuance of 450,000 shares to I&C in order to reduce payable due I&C by $9,000, based on fair market value of the stock.  The stock issued was registered on Form S-8 and filed with the Securities and Exchange Commission on or about February 18, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2011.

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

COMPARISON OF OPERATING RESULTS

 RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MAY 31 2011 COMPARED TO THREE MONTHS ENDED MAY 31, 2010

Revenues.  We had revenues of $10,000 for the three months ended May 31, 2011, and no revenue for the three months ended May 31, 2010.  Our revenues in the three months ended May 31, 2011 were primarily related to film distribution revenues.

General and Administrative Expenses.  Our general and administrative expenses increased to $258,213 in the three months ended May 31, 2011 from $215,485 in the comparable period in 2010.  The increase was primarily attributable to legal fees and compensation related cost in the three months ended May 31, 2011.

Interest Expense.  Our interest expense increased to $31,792 in the three months ended May 31, 2011 from $5,611 in the comparable period in 2010.  This increase is attributable to increased borrowings during the period and accretion of discount on short term convertible debt.

Net Loss.  Our net loss increased to $292,565 for the three months ended May 31, 2011 from $221,096 for the comparable period in 2010.  The increase was primarily attributable to the increase in general and administrative expenses and interest expense.

The lack of significant revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 to May 31, 2011, the Company has been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED MAY 31, 2011 COMPARED TO THREE MONTHS ENDED MAY 31, 2010

Revenues.  We had revenues of $47,500 for the three months ended May 31, 2011, and no revenue for the six months ended May 31, 2010.  Our revenues in the first six months of 2011 were primarily related to film production revenues.

General and Administrative Expenses.  Our general and administrative expenses decreased to $482,577 in the six months ended May 31, 2011 from $501,838 in the comparable period in 2010.  The decrease was primarily attributable to reduced share based compensation in the six months ended May 31, 2011.

Interest Expense.  Our interest expense increased to $42,466 in the six months ended May 31, 2011 from $10,246 in the comparable period in 2010.  This increase is attributable to increased borrowings during the period and accretion of discount on short term convertible debt.

Net Loss.  Our net loss decreased to $490,103 for the three months ended May 31, 2011 from $514,168 for the comparable period in 2010.  The decrease was primarily attributable to the increase in revenues as well as the decrease in general and administrative expenses.

The lack of significant revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 to May 31, 2011, the Company has been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $288,496 as of May 31, 2011, consisting of $151,104 in cash, $1,744 in net intangible assets, $95,250 in capitalized film costs, $8,782 in other assets, and $31,616 in accounts receivables. We had a working capital deficit of $278,490.

We had total liabilities of $1,197,779 as of May 31, 2011, consisting of $567,436 in current liabilities, which included $57,400 of accounts payable; accrued payroll of $133,231; short term debt of $60,000; short term convertible debt, net of discount of $23,879, various accrued liabilities of $196,138 and derivative liability of $96,788.  Our convertible long term debt, net of discount was $128,282.  In addition, since August 2009, a related party has been providing capital for expenses, and purchased predecessor notes, which had a balance of $453,061 as of May 31, 2011.  We also have a stand-ready obligation of $50,000.

We had a total stockholders’ deficit of $910,283 as of May 31, 2011, and an accumulated deficit as of May 31, 2011 of $6,503,435.

We had $189,676 in net cash used in operating activities for the six months ended May 31, 2011, which included $490,103 in net loss, and $28,819 in accounts receivable, which amounts were offset by $522 in depreciation, $120,000 in share-based compensation, $38,936 in accounts payable, $1,214 of prepaid expenses, $13,199 in change in fair value of derivative liabilities, $20,750 in accretion of convertible notes and $134,625 in accrued liabilities.

We had no cash provided by investment activities in the six months ended May 31, 2011.

We had $340,000 of net cash provided by financing activities for the six months ended May 31, 2011, which included $290,000 in convertible debt and $50,000 from a stand-ready obligation.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $10,000 in revenues for the three months ended May 31, 2011 and no revenues for the three months ended May 31, 2010 relating to continuing operations.

Stock-Based Compensation:

The Company accounts for its stock-based compensation under the provisions of ASC 718 “Compensation-Stock Compensation.”  Under ASC 718, the Company is permitted to record expense for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2011, we issued 1,000,000 shares of our common stock to Brent Friedman for services rendered.  Our board valued these services at $20,000.  The issuance was exempt under Section 4(2) of the Securities Exchange Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of Daniel Grodnik pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

July 15, 2011	/s/ Daniel Grodnik
Daniel Grodnik
President
(Principal Executive Officer and Principal Accounting Officer)