Form 10-Q
period 2011-08-31
Mass Hysteria Entertainment Company, Inc.
filed 2011-10-24
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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
Yes ☐ No   ☒

As of October 19, 2011, 89,237,506 shares of our common stock were outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

FORM 10-Q

August 31, 2011

ITEM 1 –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
BALANCE SHEETS
As of August 31, 2011 and November 30, 2010
(unaudited)

	August 31, 2011	November 30, 2010

CURRENT ASSETS
Cash	$61,970	$780
Accounts receivable	31,616	2,797
Other assets	8,782	9,996
TOTAL CURRENT ASSETS	102,368	13,573

Intangible assets, net	1,483	2,266
Film costs	95,250	95,250
TOTAL ASSETS	$199,101	$111,089

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$62,981	$45,284
Accrued liabilities (Note 4)	219,293	141,814
Accrued payroll	143,331	62,930
Short-term debt (Note 5)	60,000	60,000
Short-term convertible debt, net of discount of $72,412 (Note 5)	45,088	-
Derivative liability (Note 5)	115,603	-
TOTAL CURRENT LIABILITIES	646,296	310,028

Convertible long-term debt, net of discount of $66,714 (Note 5)	133,286	-
Convertible long-term debt – related party (Note 5)	453,061	453,061
Stand-ready obligation (Note 6)	50,000	-
TOTAL LIABILITIES	1,282,643	763,089

Commitments and contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000 issued and outstanding as of August 31, 2011; none outstanding at November 30, 2010	10	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 86,837,506 and 80,106,077 shares issued and outstanding as of August 31, 2011, and November 30, 2010, respectively (Note 7).	86,837	80,106
Additional paid-in capital	5,610,855	5,281,226
Accumulated deficit during the development stage	(6,781,244)	(6,013,332)
TOTAL STOCKHOLDERS’ DEFICIT	(1,083,542)	(652,000)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$199,101	$111,089

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended August 31, 2011 and 2010, and for the period from Inception to August 31, 2011
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,		For the Period from August 5, 2009 (Inception) to August 31,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$47,500	$-	$72,500

Operating expenses:
General and administrative, including share-based compensation of $104,550; $238,467; $202,250; and $64,000 for the three and nine months ended August 31, 2011 and 2010, respectively, and $709,227 for the period from Inception to August 31,2011	248,219	255,237	730,796	757,076	2,151,807
Selling expense, including share-based compensation of $0; $20,000; $0; and $20,000 for the three and nine months ended August 31, 2011 and 2010, respectively, and $20,000 for the period from Inception to August 31, 2011.	-	36,698	-	38,782	30,573
Total operating expenses	248,219	291,935	730,796	795,858	2,182,380

Other income (expenses):
Interest income	92	-	184	225	409
Interest expense	(48,462)	(7,666)	(90,928)	(18,135)	(130,921)
Excess fair value of derivative	(10,656)	-	(20,540)		(10,642)
Gain on change in fair value of derivative liability	29,436	-	26,668	-	26,668
Total other income (expense)	(29,590)	(7,666)	(84,616)	(17,910)	(114,486)

Net loss	$(277,809)	$(299,601)	$(767,912)	$(813,768)	$(2,224,366)

Basic and diluted loss per share	$- *	$- *	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	82,832,739	77,668,468	81,230,500	74,293,189

*Amount was less than $0.01 per share

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2011 and 2010, and for the period from Inception to August 31, 2011
(Unaudited)

	August 31, 2011	August 31, 2010	For the Period from August 5, 2009 (Inception) to August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(767,912)	$(813,768)	$(2,224,366)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	783	613	1,657
Share-based compensation	202,250	258,467	717,297
Contributed services	-	82,000	89,500
Accretion of discounts on convertible notes payable	60,041	-	60,041
Gain on settlement of convertible notes	-	-	(14,000)
Change in fair value of derivative liabilities	(26,668)	-	(26,668)
Excess fair value of derivative liability	20,540	-	20,540
Changes in operating assets and liabilities:
Prepaid expenses	1,213	(430)	918
Accounts receivable	(28,818)	(514)	(31,615)
Accounts payable	56,818	7,333	118,726
Accounts payable – related party	-	-	(6,150)
Accrued liabilities	165,443	58,037	298,685
Other	-	-	(1,156)
NET CASH USED IN OPERATING ACTIVITIES	(316,310)	(408,262)	(996,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Film costs	-	(30,000)	(32,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(30,000)	(32,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	-	60,000	60,000
Proceeds from convertible debt	327,500	-	327,500
Stand-ready obligation	50,000	-	50,000
Proceeds from sale of common stock	-	200,000	200,000
Proceeds from convertible long-term debt - related party	-	197,094	453,061
NET CASH PROVIDED BY FINANCING ACTIVITIES	377,500	457,094	1,090,561

NET CHANGE IN CASH	61,190	18,832	61,970
Cash balance, beginning of period	780	160	-

Cash balance, end of period	$61,970	$18,992	$61,970

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$800

Supplemental non-cash investing and financing activities:
Common stock issued in lieu of cash payment for legal services	$39,120	$-	$39,120
Preferred Stock issued in lieu of accrued wages	$10,000	$-	$10,000
Fair value of beneficial conversion feature recorded on convertible note payable	$75,000	$-	$75,000
Common stock issued in lieu of cash payment for script costs	$-	$48,250	$23,250
Capitalization of accrued liabilities for script costs	$-	$15,000	$-
Conversion of notes into common stock	$10,000	$55,268	$83,268
Accrued salaries waived as contributed services	$-	$82,000	$-
Cash received under subscription receivable	$-	$-	$200,000
Stock-based compensation, included in accrued liabilities, for script development	$-	$-	$40,000

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Mass Hysteria Entertainment Company, Inc. ("MHe", “Mass Hysteria” or the “Company”). MHe is an innovative development stage entertainment company working on creating real time interactive capacity through Smart Phones and Tablets for Movies, sporting events and live concerts. Additionally, Mass Hysteria produces movies for theatrical, DVD, Cable and television distribution. Those traditional revenue streams are still pursued at the same time as we are identifying those revenue streams that will define new media's involvement in the entertainment business such as downloading applications to smart phones that will allow theater, concert or sporting event-goers to "participate" with the experience.  We will outsource development of our own mobile applications; however, our success will depend on our ability to raise capital, as well as generate revenues from our current operations (also see Note 3).  There are technology and competitive risks associated with interactive mobile devices and these entertainment events.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

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

Notes with conversions issued at a discount

Convertible debt is accounted for under the guidelines established by ASC 470 “Debt with Conversion and Other Options” and ASC 740 “Beneficial Conversion Features” (“BCF”). The Company records a discount upon the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued.

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

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. At August 31, 2011, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768,447 shares relative to convertible notes to a related party (post conversion) beginning in February 2015; and (3) approximately 33,415,254 shares relative to convertible notes (post conversion) beginning in September 2011.

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

New Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company's fiscal quarter beginning January 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	August 31, 2011	November 30, 2010

Accrued interest	$63,418	$30,095
Accrued consulting fees	91,000	75,000
Accrued payroll taxes	54,800	27,800
Other accrued expenses	10,075	8,919

Total accrued liabilities	$219,293	$141,814

Accrued interest at August 31, 2011, represents interest on convertible long-term debt from a related party, convertible long term debt from an external party, and convertible and non-convertible short-term debt from multiple external parties.  Accrued consulting fees are for script writers and a film consultant.

Consulting Agreement

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role was to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock, and an initial monthly fee of $10,000 for a minimum of one year.  During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010.  As of the quarter ended August 31, 2011, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet.  This agreement terminated in August 2010.

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

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, and pays these wages at various times as capital becomes available. As of August 31, 2011, accrued wages due the CEO were $143,331 and are reflected as accrued payroll on the accompanying balance sheet.

During the period from December 2009 through August 31, 2011, the Company paid certain accrued salaries to its CEO which were not reported on Internal Revenue Service Form W-2.  In the event the Company is audited by federal or state agencies, certain assessments for taxes, penalties and interest may be assessed.  In connection therewith, as of August 31, 2011 the Company has accrued approximately $54,800 for possible assessments.

NOTE 5 - BORROWINGS

Related Party

Since July 2009, a significant stockholder of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009.  During the quarter ended May 31, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability.  During the quarter ended February 28, 2010, the holder advanced the Company $88,199 in working capital for operations.  Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362.  Such note is convertible into 4,229,512 common shares, based on $0.08 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  During the quarter ended May 31, 2010, the holder advanced the Company an additional $75,383, for which an additional note agreement was effected.  Such note is convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015. During the quarter ended August 31, 2010, the holder advanced the Company an additional $33,511, for which an additional note agreement was effected, which dictates that the note will be convertible into 837,775 common shares based on a fixed conversion price of $0.04, interest at 6% per annum, due August 31, 2015. During the quarter ended November 30, 2010, the holder advanced the Company an additional $5,805, for which an additional note was effected, which indicates that the note will be convertible at a fixed conversion price of $0.03 per share, interest at 6%, per annum.  The notes are immediately convertible; no beneficial conversion feature was deemed applicable at the date of issuance.  There was no borrowing from this holder during the current quarter. As of August 31, 2011, the Company has accrued $48,067 of interest expense related to these related-party notes.

Short-term Debt

On July 13, 2010, the Company borrowed $60,000 from a shareholder for use as operating capital.  Both parties entered into a loan agreement which makes the Company liable for repayment of the principal and 15%, per annum, interest within a 12 month period following the execution of the loan agreement.  This note is currently in default; the Company has initiated discussions with the noteholder to extend the terms, and will continue accruing interest until the matter is resolved.  As of August 31, 2011, the Company has incurred and accrued $10,208 of interest expense related to this short term debt.

Short-term Convertible Debt with Ratchet Provisions

On February 23, March 1, May 6, and August 9, 2011, the Company borrowed $42,500, $12,500, $35,000, and $37,500, respectively, from external parties for use as operating capital. The parties entered into convertible note payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration dates ranging between November 28, 2011 and May 9, 2012. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, annually, on the unpaid amount.

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

Additionally, the $37,500 convertible note agreement contained an attached warrant to purchase 1 million shares of Company common stock at a fixed price of $0.001 per share.  The warrant has a five year life, expiring on August 9, 2016  Using the Black-Scholes pricing model, along with the inputs listed directly below, we calculated the fair market value of this warrant to be $9,992.  Because the warrant reflected a derivative liability, the entire value was recorded as a loss on derivative at the date of grant and the liability is recorded on the face of the financial statements.  Additionally, this derivative liability will be revalued each quarterly reporting period.

Annual dividend yield	-
Expected life (years)	5.0 yrs.
Risk-free interest rate	.91%
Expected volatility	268.97%

During the nine months ended August 31, 2011, the Company borrowed a total of $127,500 in short-term convertible debt, of which $10,000 was converted into 3,571,429 shares of common stock by the applicable note holder on August 29, 2011.  The Company calculated the derivative liability using the Black-Scholes pricing model for each note upon inception and recorded the fair market value of the derivative liability as a discount to the note. A range of inputs to the Black-Scholes model are listed below.  Aggregate discounts at inception for these notes were $121,607.  During the three and nine-months ended August 31, 2011, interest expense from accretion of the discount was $32,247 and $51,755, respectively, leaving an unamortized discount of $69,852 as of August 31, 2011.  The discount is being amortized over the period of the notes using the straight line method.

The derivative liability associated with these notes was revalued as of August 31, 2011 using the Black-Scholes Model, using the below range of inputs.  Aggregate derivative liabilities associated with these notes were $105,594 as of August 31, 2011.  Based on this revaluation, the Company recognized a gain in fair value of derivative liability of $29,435 and $26,668 during the three and nine-months ended August 31, 2011, respectively.

During the nine months ended August 31, 2011, the range of inputs used to calculate derivative liabilities noted above were as follows:

Annual dividend yield	-
Expected life (years)	.24 - .67 yrs.
Risk-free interest rate	.05%
Expected volatility	142.8%

Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long term convertible note agreement which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. As a result, the Company will be liable to issue up to 12,500,000 shares common stock upon conversion.  Based on a $0.022 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the BCF. As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the nine months ended August 31, 2011 interest expense from accretion of the discount was $8,286, leaving a remaining discount of $66,714 as of August 31, 2011. The discount is being amortized using the straight line method over the term of the note. These types of notes were not present in fiscal 2010.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On June 23, 2011, the Company took a free option on the screenplay currently titled, Sleeping Together written and to be directed by Phil Traill. Mr. Traill directed All About Steve starring Sandra Bullock. If outside funding is found for the script during the time it is under option to Company, MH would receive a producing fee of 5% of the all in budget with a floor of $500,000 and a cap of $1 million plus a percentage of the profits to be negotiated with the financier. The movie business is highly speculative, competitive, and subject to external financing and market conditions not within the Company's control. There is no guarantee this script will be produced into a movie during the term of the option or that the Company will receive its fee.

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

On October 5, 2010, the Company entered into a guarantee agreement with Carjacked Entertainment, LLC (“CE”) and Carjacked Entertainment Investments, LLC (“CEI”) in which the Company guaranteed repayment of up to $250,000 of the investment provided by the financier - Wet Rose Productions, LLC. As consideration, the Company would receive a $50,000 “guarantor fee” upon close of production funding for the motion picture – Carjacked.  Funding closed on December 23, 2010, and the Company was entitled $50,000 based on the terms of the agreement. As of August 31, 2011, $25,000 had been received by the Company and the remaining $25,000 resides on the accompanying balance sheet as a receivable.  Because the Company may be obligated to perform on this guarantee at a later date, the $50,000 has been recognized as a stand-ready obligation in the accompanying balance sheet.  Management estimates that any potential obligation will not be within the next year, and accordingly, the liability is shown as long-term. Also see Note 9.

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

Issuance of Common Stock Related to Employment Agreements and Services Rendered

On February 8, 2011, the Company entered into a Fee Agreement pursuant to which the Company agreed to issue common stock to Indeglia & Carney, P.C. (“I&C”) for legal services rendered to the Company.  On February 18, 2011, our Board approved the issuance of 420,000 shares of common stock to I&C in consideration of legal services rendered.  Share valuation was based on the closing market price of $0.021 per share; the Company recorded a reduction of accrued legal fees of $8,820.  On May 15, 2011, our Board approved the issuance of an additional 900,000 shares of common stock to I&C in consideration of legal services rendered during the second quarter. The stock issued was registered on Form S-8 and filed with the Securities and Exchange Commission on or about February 18, 2011. Share valuation was based on the closing market price of $0.02 per share; the Company recorded a reduction of legal fees of $18,000. On June 17, 2011, our Board approved the issuance of an additional 450,000 shares of common stock to I&C in consideration of legal services rendered during the second quarter. The stock issued was registered on Form S-8 and filed with the Securities and Exchange Commission on or about February 18, 2011. Share valuation was based on the closing market price of $0.02 per share; the Company recorded a reduction of legal fees of $9,000. On July 14, 2011, our Board approved the issuance of an additional 165,000 shares of common stock to I&C in consideration of legal services rendered during the second quarter. Share valuation was based on the closing market price of $0.02 per share; the Company recorded a reduction of legal fees of $3,300.  As of August 31, 2011, legal fees due to I&C were $21,372.

On June 15, 2011, our Board approved the issuance of 1,000,000 shares common stock to Brent Friedman for services rendered as Senior VP of Technology.  As a result, the Company recorded associated stock compensation expense of $20,000, based on the stock’s market price of $0.02 on the date of grant.

On August 15, 2011, our Board approved the issuance of 225,000 fully vested shares of common stock to a public relations firm for services rendered.  As a result, the Company recorded associated stock compensation expense of $2,250, based on the stock’s closing market price of $0.01 on the date of grant. Additionally, the agreement with this firm an option for an additional 25,000 shares per month at a strike price of $0.04 per share; however, granting of these options is based on Mass Hysteria’s evaluation of the firm’s results.  As these options are performance-based, they will not be recognized until we are reasonably sure they will be earned.

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

Increase in Authorized

On May 17, 2011, our board of directors, consisting of one individual Mr. Grodnik, unanimously adopted a resolution declaring it advisable to amend our articles of incorporation (the “Charter Amendment”) to increase our authorized common stock from 140,000,000 shares to 300,000,000 shares (the “Capitalization Increase”). Stockholders holding a majority of our voting power took action by written consent on May 31, 2011 for the purpose of approving the Charter Amendment and the Capitalization Increase.  We filed an Information Statement on Form 14C on June 16, 2011 giving notice of the action taken by written consent of our stockholders approving the Charter Amendment and Capitalization Increase.  The Charter Amendment was filed with the Nevada Secretary of State on August 8, 2011.

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

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014. For the three and nine months ended August 31, 2011 and 2010 and the period from Inception to August 31, 2011, stock compensation related to this grant was $60,000, $60,000, $180,000, $168,667, and  $408,667, respectively. Future compensation expense is $240,000, annually through 2014.

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

Stonerville

On December 1, 2010, we entered into an agreement with In Cue, LLC, under which we will be paid 10% of the first $630,000 in proceeds received from the distribution of the motion picture currently entitled “Stonerville” by Screen Media Ventures, and 15% for any proceeds in excess of $630,000 while In Cue LLC will retain 90% and 85%, respectively, of the proceeds received from Screen Media.  Additionally, we will be reimbursed up to a maximum of $10,000 in actual out-of-pocket expenses incurred in the distribution process.  During the nine months ended August 31, 2011, the Company received $10,000 in reimbursement which was recorded as distribution revenue.

NOTE 10 - SUBSEQUENT EVENTS

Stock Issuances

On September 1, 2011, our Board approved the issuance of 900,000 shares common stock to Brent Friedman for services rendered as Senior VP of Technology.  As a result, the Company recorded associated stock compensation expense of $7,200, based on the stock’s market price of $0.008 on the date of grant.

On September 1, 2011, our Board approved the issuance of 1,500,000 shares common stock to Sam Tiplesky for consulting services rendered.  As a result, the Company recorded associated stock compensation expense of $12,000, based on the stock’s market price of $0.008 on the date of grant.

Convertible Note

On October 18, 2011, the Company executed a term sheet to borrow $10,000 from an external party for use as operating capital. The parties entered into a convertible note payable agreement which make the Company liable for repayment of the principal and 8% annual interest by the agreement’s expiration date of July 17, 2012. Failure to repay principal or interest when due triggers a default interest rate (from note’s inception date) of 22%, annually, on the unpaid amount.  After 180 days, the note is convertible into common stock at a 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.

This note will contain a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.

The Company discounted the note by the fair market value of the derivative liability upon inception of the note.    This discount will be accreted back to the face value of the note over the note term using the straight line method,.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2011.

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

In connection with the change of control transaction referenced above, we changed our name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan.   We are a development stage multi-media entertainment company.  Our initial focus was to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution with an interactive component for the young adult market.  We have expanded our plan to include live concerts and sporting events as a target for incorporating the Mass Hysteria interactive experience and engaging the audience for these events.  Our plan is to develop a branded website containing proprietary mobile applications for download to provide an interactive experience for consumers.  We also intend to continue to produce traditional movies and television projects.

On August 9, 2011, we filed a certificate of amendment to our articles of incorporation increasing our authorized common stock to 300,000,000 shares.

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

Over the next twelve months, Mass Hysteria intends to develop a branded website containing our proprietary mobile applications and to develop the interactive architecture component for use in our movies and other live events..  After development of our website and the technology, we intend to create at least one short-film or full length movie. We will require funding of up to $1.5 million to develop our website and to complete the interactive technology. We intend to build a technology ecosystem that enables a range of interactions, via handset and tablet between theatre audience members and a cloud server. The nature of the interaction involves social connectivity, conversation between audience members narrative extensions, in-experience gaming and additional content. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture -- together these three technologies will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable entertainment experience.

COMPARISON OF OPERATING RESULTS

 RESULTS OF OPERATION FOR THE THREE MONTHS ENDED AUGUST 31 2011 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2010

Revenues.  We had no revenues for the three months ended August 31, 2011 and 2010.

General and Administrative Expenses.  Our general and administrative expenses decreased to $248,219 in the three months ended August 31, 2011 from $255,237 in the comparable period in 2010.  The decrease was primarily attributable to decreased compensation related costs in the three months ended August 31, 2011 as compared to the comparable period in 2010.

Interest Expense.  Our interest expense increased to $48,462 in the three months ended August 31, 2011 from $7,666 in the comparable period in 2010.  This increase is attributable to increased borrowings during the period and accretion of discount on short term convertible debt.

Excess Fair Value of Derivative.  We recorded $10,656 of excess fair value of derivative in the three months ended August 31, 2011.

Gain on Change in Fair Value of Derivative.  We recognized $29,436 of gain on change of fair value on derivative in the three months ended August 31, 2011.

Net Loss.  Our net loss decreased to $277,809 for the three months ended August 31, 2011 from $299,601 for the comparable period in 2010.  The decrease was primarily attributable to the reduction in general and administrative expenses and selling expense, including share based compensation during the three months ended August 31, 2011 from the comparable period in 2010.

The lack of significant revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 to August 31, 2011, the Company has been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED AUGUST 31, 2011 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2010

Revenues.  We had revenues of $47,500 for the nine months ended August 31, 2011, and no revenue for the nine months ended August 31, 2010.  Our revenues in the first nine months of 2011 were primarily related to film production revenues.

General and Administrative Expenses.  Our general and administrative expenses decreased to $730,796 in the nine months ended August 31, 2011 from $757,076 in the comparable period in 2010.  The decrease was primarily attributable to decreased share based compensation in the nine months ended August 31, 2011.

Interest Expense.  Our interest expense increased to $90,928 in the nine months ended August 31, 2011 from $18,135 in the comparable period in 2010.  This increase is attributable to increased borrowings during the period and accretion of discount on short term convertible debt.

Excess Fair Value of Derivative.  We recorded $20,540 of excess fair value of derivative in the nine months ended August 31, 2011.

Gain on Change in Fair Value of Derivative.  We recognized $26,668 of gain on change of fair value on derivative in the nine months ended August 31, 2011.

Net Loss.  Our net loss decreased to $767,912 for the nine months ended August 31, 2011 from $813,768 for the comparable period in 2010.  The decrease was primarily attributable to the decrease in general and administrative expenses and selling expenses, including share based compensation in the nine months ended August 31, 2011.

The lack of significant revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 to August 31, 2011, the Company has been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $199,101 as of August 31, 2011, consisting of $61,970 in cash, $1,483 in net intangible assets, $95,250 in capitalized film costs, $8,782 in other assets, and $31,616 in accounts receivables. We had a working capital deficit of $543,928 as of August 31, 2011.

We had total liabilities of $1,282,643 as of August 31, 2011, consisting of $646,296 in current liabilities, which included $62,981 of accounts payable; accrued payroll of $143,331; short term debt of $60,000 short term convertible debt, net of discount of $45,088, various accrued liabilities of $219,293 and derivative liability of $115,603.  Our accrued liabilities include accrued payroll taxes of $54,800 in anticipation of any possible assessments related to our payment of certain accrued salaries to our chief executive officer which were not reported on IRS Form W-2.  Our convertible long term debt, net of discount was $133,286.  In addition, since August 2009, a related party has been providing capital for expenses, and purchased predecessor notes, which had a balance of $453,061 as of August 31, 2011.  We also have a stand-ready obligation of $50,000.

We had a total stockholders’ deficit of $1,083,542 as of August 31, 2011, and an accumulated deficit as of August 31, 2011 of $6,781,244.

We had $316,310 in net cash used in operating activities for the nine months ended August 31, 2011, which included $767,912 in net loss, and $28,818 in accounts receivable, which amounts were offset by $783 in depreciation, $202,250 in share-based compensation, $56,818 in accounts payable, $1,213 of prepaid expenses, $60,041 in accretion of convertible notes, $26,668 of change in fair value of derivative liabilities, $20,540 of excess fair value of derivative liability and $165,443 in accrued liabilities.

We had no cash provided by investment activities in the nine months ended August 31, 2011.

We had $377,500 of net cash provided by financing activities for the nine months ended August 31, 2011, which included $327,500 in convertible debt and $50,000 from a stand-ready obligation.

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

In the future, we will be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.

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

Use of Estimates:

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.  The most significant estimate used in the preparation of our financial statements is related to our the fair value of embedded conversion features in our short-term debt, as well as warrants issued with ratchet (adjustment) provisions.  We use the Black-Scholes valuation model with reasonable inputs since it is practical to use and offers us some estimate for fair value which we believe is acceptable and commonly used in practice.  Changes in estimated fair values have been recorded in our statement of operations.

Monies received by the Company from Carjacked LLC in connection with an investor in Carjacked have been recorded in the accompanying balance sheet as a stand-ready guarantee obligation.  We will not know the ultimate liability, if any, of the guarantee since the post production revenues from Carjacked to be returned to the investor, will be over a period of approximately three years.  We will monitor our stand-ready guarantee over time.

Refer to our Annual Report on Form 10-K for the year ended November 30, 2010 for further information.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.
On June 15, 2011, we issued 1,000,000 shares of our common stock to Brent Friedman in consideration of services rendered as an Advisory Board member.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

2.
On August 9, 2011, we issued (i) an 8% convertible promissory note in the aggregate principal amount of $37,500 and (ii) a warrant to purchase 1 million shares of our common stock at a price of $0.001 per share to a single accredited investor for an aggregate purchase price of $37,500.  The note has a maturity date of May 9, 2012.  Beginning February 5, 2012, the notes is convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate purposes.  These issuances were exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

3.
On August 15, 2011 we issued 225,000 shares of our common stock to company in consideration of services rendered. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

4.
On August 29, 2011, we issued 3,571,429 shares of common stock upon conversion of $10,000 in principal under a convertible note. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act of 1933.

5.
On September 1, 2011, in consideration of their services rendered as Advisory Board members, we issued 1,500,000 and 900,000 shares of our common stock to Sam Teplitsky and Brent Friedman, respectively.  The issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

Capitalization Increase

On May 17, 2011, our board of directors unanimously adopted a resolution declaring it advisable to amend our articles of incorporation (the “Charter Amendment”) to increase our authorized common stock from 140,000,000 shares to 300,000,000 shares (the “Capitalization Increase”). Stockholders holding a majority of our voting power took action by written consent on May 31, 2011 for the purpose of approving the Charter Amendment and the Capitalization Increase.  We filed an Information Statement on Form 14C on June 16, 2011 giving notice of the action taken by written consent of our stockholders approving the Charter Amendment and Capitalization Increase.  The Charter Amendment was filed with the Nevada Secretary of State on August 8, 2011.  A copy of the Charter Amendment is attached as an exhibit and incorporated herein by reference.

Three Point Capital Agreements

On August 3, 2011, we entered into two separate agreements with Three Point Capital.  Under the first letter agreement, we engaged Three Point Capital to assist in the development of a long term business plan and to identify customer needs and create a marketplace launch strategy.  In consideration of these services, we agreed to issue Three Point 2.5% of our common stock, of which 0.5% was to be issued upon engagement and the balance upon delivery of a business plan.  Under the other letter agreement, we agreed to retain Three Point to help us raise capital necessary to execute on our business plan.  We agreed to pay Three Point either $100,000 or issue Three Point shares of our common stock equal to 2.5% of our issued and outstanding common stock.  A copy of these agreements are attached as exhibits and incorporated herein by reference.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
3.1	Certificate of Amendment to Articles of Incorporation	Filed herewith.
4.1	Warrant	Filed herewith.
10.1	Agreement with Three Point Capital dated August 3, 2011 (business plan)	Filed herewith.
10.2	Agreement with Three Point Capital dated August 3, 2011 (capital raise)	Filed herewith.
31.1	Certification of Daniel Grodnik pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

October 24, 2011	/s/ Daniel Grodnik
Daniel Grodnik
President
(Principal Executive Officer and Principal Accounting Officer)