Form 10-K
period 2011-11-30
Mass Hysteria Entertainment Company, Inc.
filed 2012-03-14
CIK 1388488

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-146517

Mass Hysteria Entertainment Company, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-3107499
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8899 Beverly Blvd. Suite 710
Los Angeles, California 90048

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (310) 285-7800

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                   ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐

Non-accelerated filter	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 31, 2011 was approximately $1,527,780.  The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 12, 2012, 188,683,885 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

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

In connection with the change of control transaction referenced above, we changed our name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan.  We are now a development stage multi-media entertainment company created to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution with an interactive component for commercial, documentary and educational film market.  Our plan is to eventually produce a minimum of two original interactive theatrical films and also create a second screen (mobile) experience for non-Mass Hysteria films.  In addition, we intend to continue creating traditional film and television projects.

Address and Telephone Number

Our executive offices are located at 8899 Beverly Blvd. Suite 710, Los Angeles, California 90048. Our telephone number at our executive office is (310) 285-7800.

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

The production process starts with the acquisition and development of a screenplay and continues with i) pre-production, ii) principal photography, and iii) post-production as seen below. Pre-production includes the securing of necessary production facilities and personal; the finalization of motion picture budgets and production schedules; and the selection of motion picture shooting locations and the building of necessary sets.

Production involves principal photography.

Post-production includes picture editing; the creation of special visual effects and opticals; the composing and recording of the musical score; sound editing, synchronizing dialogue, sound effects and music insertion; and ultimately the “final cut” and completion of the elements necessary for distribution.

Distribution to traditional media

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

About 4-6 months after theatrical release is the DVD release.  Distributors receive wholesale prices on product that is sold directly to consumers from retail outlets such as Wal-Mart and Best Buy and earn a percentage of rental income from chains such as Blockbuster and Netflix.  Related costs for advertising, duplication, packaging, mastering and shipping typically run about 35% of distributor’s revenue.  Soon after DVD “street date” is the pay-per-view window.

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

New Media

Online content has established itself as an emerging powerhouse in the broader media market. With an increasing number of viewers incorporating online content into their established media intake, at times replacing older mediums, we believe the industry is poised to redefine media consumption.

Three industry trends: (1) Multi-screen engagements; (2) social networking; and (3) mobile commerce are merging to become what we believe will be a powerful force influencing consumer behavior   According to a July 2011 report from Pew Research Center, 35% of U.S. adults own and use smart phones, 8% use and own tablets, and 63% of online adults use social networking sites, of which 83% of these adults range from ages 18 – 29.    Furthermore, in Forrester’s Mobile Commerce Forecast, 2011 to 2016 published in June 2011, it was estimated that mobile online shopping would reach $6 billion in 2011.

Accordingly, we believe these consumer dynamics and mobile usage patterns have created a demand for multi-screen solutions at cinematic events to allow moviegoers to actively participate and share event experiences in real-time with friends instead of passively watching.

Our Business

We are a development stage multi-media entertainment company created to produce feature films for theatrical, DVD, VOD and television distribution with an interactive component for the commercial, documentary and educational film market. Our mission statement is to bring multi-screen engagement to the theatrical motion picture venue.  Eventually, we plan to produce a minimum of two original interactive theatrical films annually and also create a second screen (mobile) experience for currently produced non-interactive films.  We may also license our IP to other film companies that wish to create interactive entertainment.  In addition, we intend to continue creating traditional film and television projects.

While multiple screen engagement through mobile handsets is becoming more common, current usage at events has limited tools and interactivity (i.e. photo, text, single event usage).  We intend to deliver multi-platform technology solutions for audiences to enhance their entertainment experiences across cinema events.  Some of the features our solution offers will include, without limitation:  (i) interactive mobile application experience; (ii) unique event custom content, games and viewing angles; (iii) multiple social communication options (social media and live event based); (iv) mobile commerce and product discount offerings; (v) reward based point system and leaderboard across all Mass Hysteria events; (vi)  event integration across venue touch points (video board, concessions); (vii) Interactive two-way event engagement; (viii) integration with friends event and social networking communications; and (ix) pre and post-event features and integration.

We believe our custom content and multiple viewing offerings will create a more engaged experience causing the audience to become more invested in the event.  Movies, in our opinion, become more communal in nature through real-time, social media based, interactive games and features accessible on a mobile device.  Users will be able to participate in event specific activities with friends and other Mass Hysteria event participants or share event details with their social networking community.  Users will also earn points or badges to attain social prestige and sponsor based rewards.

Furthermore, Mass Hysteria members can personalize their offering and feature set to dictate their experience at each Mass Hysteria event and control the data delivered and shared across their mobile device. Our product is designed to multi-platform technology solutions for audiences to enhance their entertainment experiences across cinema events.

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

We also intend to create a Mass Hysteria-branded website to extend the consumer’s Mass Hysteria experience outside of the theater. We hope this future site will not only be a content destination, but also be the source of our proprietary software applications enabling the integration of handheld devices into the movie narrative.

Beyond our unique cinema experience and destination website, our creative strategy also involves compiling an “Idea Database” from which we will draw original content and interactive initiatives. This will provide Mass Hysteria a cutting-edge blueprint for success through innovation.

Additionally, our Branded Website will be the nexus of our three-phase content deployment plan designed to:

●	Virally market our movies across all media platforms

●	Engage the audience between theatrical releases

●	Build a loyal community around the Mass Hysteria brand

Our three-phase plan will begin 3-4 months in advance of the first original Mass Hysteria theatrical release, and then our plan will repeat itself for each successive release:

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

Revenue Streams

We expect to generate revenues in the following categories:  (i) licensing; (ii) premium content; (iii) e-commence solutions; (iv) advertising and (v) film and ancillary revenue.

Licensing Revenue

Licensing revenue will be generated through two distinct forms of service (A) customs solutions and (ii) plug-n-play software solution.

Custom Solutions - Mass Hysteria will design and produce custom content experiences for venues. A nominal service fee will be charged based on estimated attendance.  Fees will increase for individual users based on historic usage.

Plug-n-Play Software Solution – In the future, access to our system may be granted for a licensee to build it’s own experience using our API and a uniquely designed SDK (software development kit). Clients can pick and choose features to use through an online menu of feature options.

Premium Content.

While a majority of the developed content will be free at every event, certain “premium" content will be available based on the uniqueness of the content and the need to invest in additional venue systems/hardware, pay technical service fees or pay any potential league fees.

E-commerce Solutions

We intend to provide venues with solutions to improve sales of concessions and merchandise by allowing users to order products through the a mobile application which would allow users to order items through the mobile device and picked up multiple venue designated locations.  We expect to charge a 5% commission on all orders completed through the application.

Advertising

We also intend to offer a variety of advertising solutions focused on: (1) providing event-based ads targeted based on age, event type, location or usage behavior; and (2) sponsorship deals with brands cleverly integrated across events and content offerings.  Sponsors can be provided branding rights at venues, across categories or allowed to include products within the Mass Hysteria points/rewards program.

Film Revenue

Mass Hysteria will receive a licensing fee for all Mass Hysteria branded and enabled films.   Mass Hysteria will also secure production fees associated with the development of Mass Hysteria branded films. These production fees will come in the form of a production services payment and a percentage of film related revenue (box office revenue, DVD/blue-ray sales, VOD and digital streaming and distribution).      U.S. box office performance is the key variable that drives worldwide ancillary revenue (e.g., DVD, TV).   A film’s “first cycle” generally begins with a U.S. theatrical release.  The film’s performance at the box office will then drive its release into other domestic and international corridors.  We intend to use a third party distributor for DVD distribution and television sales.  We will receive royalty fees from distributors.

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

Censorship. An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. We plan to follow the practice of submitting our motion pictures for ratings.  We intend that all Mass Hysteria branded content will carry a rating no greater than PG13.

Labor Laws.  Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who we intend to be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis and may have state and governmental regulations that we must comply with.

Employees

As of November 30, 2011, we employed 2 people, our sole officer and director, Daniel Grodnik and an administrative director. We believe that our employee and labor relations are good.

Fiscal 2011 and First Quarter 2012 Developments

Interactive Script. In January 2011, we completed our first interactive comedy script written by Josh Miller and Pat Casey with Pat Proft.  This will be our first original feature length motion picture for which we intend to employ our interactive viewing experience with moviegoers.

Amended and Restated Charter. We filed amended and restated articles of incorporation effective February 17, 2012, which amended and restated articles (i) increased our authorized common stock to two billion (2,000,000,000) shares; (ii) reduced the par value for its capital stock from $0.001 per share to $0.00001 per share; (iii) granted authority to our board of directors to effectuate a stock split or reverse stock split without stockholder approval; (iv) elected not to be governed by certain provisions pertaining to “resident domestic corporations” under the Nevada Revised Statutes; and (v) elected not to be governed by certain provisions relating to “issuing corporations” under the Nevada Revised Statutes.  A copy of the amended and restated articles was filed as an exhibit to our Definitive Information Statement on Form 14C, filed with the Securities and Exchange Commission on January 13, 2012.

Technology Transfer and License.    On February 6, 2012, we entered into two related agreements with Three Point Capital. (“3PC”)   In exchange for $65,000 in cash and five Class B Units in 3PC’s subsidiary FanCloud, LLC (representing a 5% interest), we transferred certain intellectual property related to our mobile application.  Concurrently with this transfer, 3PC granted us an exclusive, irrevocable, worldwide license to such transferred technology within the field of cinema.

Film Projects.   Our chief executive officer is currently developing three traditional (non-interactive) action movies: “Bad Monday,” “End Of The Gun,” and “The Boiling Point”, and is also in development on 2 new theatrical films, “Unknown Solider” and “Cry Macho,” with two-time Academy Award winner Albert S. Ruddy.  There is no guarantee that any of these films will be produced or that they will generate revenue for the Company as the movie business is highly speculative.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov .

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  DESCRIPTION OF PROPERTY

Our business office is located at 8899 Beverly Blvd. Suite 710, Los Angeles, CA 90048.  We have a 12 month lease expiring on April 30, 2012, for which we pay $2,927.40 per month.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board.  In August 2009, we changed our corporate name to Mass Hysteria Entertainment Company, Inc. and on August 5, 2009 our symbol changed from “MBER.OB” to “MHYS.OB.” The following table shows the high and low bid prices for our common stock for each quarter since December 1, 2010 as reported by the OTC Bulletin Board.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2011 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.04	$0.01
Second quarter	0.03	0.013
Third quarter	0.023	0.004
Fourth quarter	$0.008	$0.002

2010 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.33	$0.05
Second quarter	0.108	0.03
Third quarter	0.05	0.025
Fourth quarter	$0.04	$0.022

As of March 12, 2012, there were 103  record holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 1, 2012, we issued an 8% convertible promissory note in the aggregate principal amount of $10,000 to an accredited investor.  The note has a maturity date of December 1, 2012.  Beginning August 27, 2012, the note is convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

On February 14, 2012, we issued 6,000,000 shares of our common stock to a consultant for services rendered.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On February 6, 2012, we issued 4,000,000 shares of our common stock in consideration of cancellation of indebtedness.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On November 1, 2011, we issued 1,000,000 shares of our common stock to a consultant for services rendered.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On October 28, 2011, we issued an 8% convertible promissory note in the aggregate principal amount of $10,000 to an accredited investor.  The note has a maturity date of July 31, 2012.  Beginning April 25, 2012, the note is convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

On October 24, 2011, we issued 250,000 shares of our common stock to a consultant for services rendered.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On September 1, 2011, we issued 2,400,000 shares of our common stock to two consultants for services rendered.  The issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Since August 29, 2011, the Company has issued an aggregate of 56,715,665 shares of common stock upon conversion of convertible notes.  The aggregate principal and interest amount of these notes that were converted was $44,616.67.  The issuances were exempt under Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.

On August 15, 2011, we issued 225,000 shares of our common stock to a consultant for services rendered.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On June 15, 2011, we issued 1,000,000 shares of our common stock to a consultant for services rendered.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2011.

General

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Up until August 5, 2009, we manufactured handbags.

On August 5, 2009 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik and affiliated parties purchased a total of 7,984,548 shares of our issued and outstanding common stock. This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015,452 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000,000 shares issued to Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control of Mass Hysteria was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis.

In connection with the change of control transaction referenced above, we changed our name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan.  We are now a development stage multi-media entertainment company created to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution with an interactive component.

Plan of Operations For The Next Twelve Months

The Company is in the development stage and consequently is subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of the Company’s technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations and dependence on key personnel. To achieve successful operations, the Company will require additional capital to finance the acquisition of film properties and their attendant costs, further development of our interactive technology, marketing and the creation and rendering of second screen content for original and repurposed movies for interactivity. No assurance can be given as to the timing or ultimate success of obtaining future funding.

Over the next twelve months, Mass Hysteria intends to enable at least one short-film to be interactive from a custom built app and beta tested with a live audience.  We intend to outsource the building and testing of the App that will allow audiences to interact, via their handset, between the theatrical movies, other audience members and a cloud server. The nature of the interaction involves social connectivity, conversation between audience members narrative extensions, in-experience gaming and content acquisition. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture -- together these three technologies will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE YEAR ENDED NOVEMBER 30, 2011 COMPARED TO THE YEAR ENDED NOVEMBER 30, 2010

We had revenues of $47,500 for the year ended November 30, 2011 as compared to $25,000 for the year ended November 30, 2010.   The lack of significant revenue in both periods is a directly related to the establishment of our business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 ("Inception") to date, the Company has assembled its new management team, developing its intellectual property and is fine-tuning its marketing and merchandising strategies.

For the year ended November 30, 2011, we had general and administrative expenses of $1,000,578; net interest expense of $148,049, excess fair value of derivative of $27,091, and gain in fair value of derivative liability of $42,158.  For the year ended November 30, 2010, we had general and administrative expenses of $1,026,022; selling expenses of $18,782; net interest expense of $25,870.

We had a net loss of $1,086,060, for the year ended November 30, 2011, as compared to a net loss from continuing operations of $1,045,674, for the year ended November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $112,964 as of November 30, 2011, consisting of $3,851 in cash, $1,392 in net intangible assets, $95,250 in capitalized film costs, and $5,855 in other assets. We had a working capital deficit of $743,832.

We had total liabilities of $1,394,888 as of November 30, 2011, consisting of current liabilities, which included $70,170 of accounts payable; accrued liabilities of $246,538, accrued payroll of $172,181; short term debt of $70,000; short term convertible debt of $78,014 in stand ready obligation of $50,000 and derivative liability of $116,635.  In addition, we had convertible long-term debt of $138,289 and related party convertible debt with a balance of $453,061 as of November 30, 2011.

We had a total stockholders’ deficit of $1,288,540 as of November 30, 2011, and an accumulated deficit as of November 30, 2011of $7,099,392.

We had $380,643 in net cash used in operating activities for the year ended November 30, 2011, which included $1,086,060 in net loss, offset by $336,520 in share-based compensation, $103,411 in amortization of discount on short-term debt, $25,000 of bad debt expense, 42,158 of change in fair value of derivative liability and depreciation of $874. Cash flows used in operations were offset by changes in operating assets and liabilities totaling $258,750.

We had $382,500 of net cash provided by financing activities for the year ended November 30, 2011, which included $337,500 from the issuance of convertible debt, $10,000 in short term debt, $25,000 in stand ready obligation and $10,000 from the sale of stock.

During March 2012, the Company entered issued an 8 percent convertible promissory note to raise $10,000 in operating capital. The Note matures on December 1, 2012, and any unpaid principal or interest at that date accrues interest at the default rate of 22 percent annually.  The note may be converted into common stock, at 59 percent of market price, at any time after 180 days from the issuance date until the maturity date.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, and the conversion of convertible debt, if converted, may result in dilution to our shareholders. We cannot provide assure, however, that financing will be available in amounts or on terms acceptable to us, or at all.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $47,500 in revenue for the twelve months ended November 30, 2011 and $25,000 in revenues for the twelve months ended November 30, 2010 relating to continuing operations.

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

Derivative Financial Instruments

The provisions of ASC 815 "Derivatives and Hedging" applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined ASC 815 and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance impacts the Company's financial statements and position due to certain warrants and embedded conversion features in which the exercise or conversion price resets upncertain events. See Note 5 for theimpact of such transactions on the financial statements.

Our issued and outstanding common stock purchase warrants and embedded conversion features are recorded at their fair value upon issuance and at each reporting period. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model. The value of the embedded conversion feature also determined using the Black-Scholes option pricing model. All future changes in the fair value of the embedded conversion feature will be recognized currently in earnings until the note is converted or redeemed.

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

We have audited the accompanying balance sheets of Mass Hysteria Entertainment Company, Inc. (the "Company"), a development stage company, as of November 30, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the period from August 5, 2009 ("Inception") to November 30, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Hysteria Entertainment Company, Inc as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and the period from August 5, 2009 ("Inception") to November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Notes 2 and 3 of the financial statements, the Company is a development-stage company, has no liquidity, has incurred losses and used cash in operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with respect to these matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon
Newport Beach, California
March 14, 2012

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Balance Sheets

	November 30, 2011	November 30, 2010

Assets
Current Assets
Cash	$3,851	$780
Accounts receivable, net of allowance for doubtful accounts	-	2,797
Other assets	5,855	9,996
Total current assets	9,706	13,573

Intangible assets, net	1,392	2,266
Film costs	95,250	95,250
Total Assets	$106,348	$111,089

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$70,170	$45,284
Accrued liabilities (Note 4)	246,538	141,814
Accrued payroll	172,181	62,930
Short-term debt (Note 5)	70,000	60,000
Short-term convertible debt, net of discount of $41,486 and $0, respectively (Note 5)	78,014	-
Derivative liability	116,635	-
Total current liabilities	753,538	310,028

Convertible long-term debt, net of discount of $61,711 and $0, respectively (Note 5)	138,289	-
Convertible long-term debt - related party	453,061	453,061
Stand ready obligation	50,000	-
Total Liabilities	1,394,888	763,089

Commitments and contingencies (Note 6)

Stockholders' Deficit
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized; 10,000 and zero issued and outstanding as of November 30, 2011 and 2010, respectively	10	-
Common stock, $0.001 par value; 300,000,000 shares authorized at November 30, 2011 108,431,950 and 80,106,077 shares issued and outstanding as of November 30, 2011 and 2010, respectively (Note 7)	108,431	80,106
Additional paid-in capital	5,702,411	5,281,226
Deficit accumulated during the development stage	(7,099,392)	(6,013,332)
Total Shareholders' Deficit	(1,288,540)	(652,000)
Total Liabilities and Stockholders' Deficit	$106,348	$111,089

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Statements of Operations

	For the years ended November 30,		For the period from Inception to November 30,
	2011	2010	2011

Production revenue	$47,500	$25,000	$72,500

Operating expenses:
General and administrative	1,000,578	1,026,022	2,421,589
Selling Expense	-	18,782	30,573
Total Operating expenses	1,000,578	1,044,804	2,452,162

Operating loss	(953,078)	(1,019,804)	(2,379,662)

Other income (expense):
Interest Income	201	225	426
Interest expense	(148,250)	(26,095)	(178,345)
Excess of fair value of derivative	(27,091)	-	(27,091)
Gain (Loss) on change in fair value of derivative liability	42,158	-	42,158
Total other income (expense)	(132,982)	(25,870)	(162,852)

Net Loss	$(1,086,060)	$(1,045,674)	$(2,542,514)

Basic and diluted weighted average shares outstanding	84,112,051	76,404,361

Basic and diluted net loss from continuing operations per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Stockholders’ Deficit

	Preferred A		Common Stock			Deficit Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	during the Development Stage	Total Stockholders' Deficit
	-	$-
Balances at November 30, 2008			11,593,500	11,594	2,814,900	(2,915,639)	(89,145)

Common shares issued for services			1,620,000	1,620	268,380	-	270,000
Imputed rent expense			-	-	4,773	-	4,773
Common shares issued to extinguish debt of predecessors			10,800,000	10,800	1,141,200	-	1,152,000
Shares issued for services on August 5, 2009 at $0.24 per share			1,000,000	1,000	239,000	-	240,000
Shares issued in recapitalization			42,015,452	42,015	(42,015)	-	-

Contribution to capital			-	-	7,500	-	7,500
Shares issued for services:
on August 24, 2009 at $0.31 per share			200,000	200	61,800	-	62,000
on September 29, 2009 at $0.43 per share			100,000	100	42,900	-	43,000
on October 6, 2009 at $0.42 per share			100,000	100	41,900	-	42,000
on October 16, 2009 at $0.29 per share			2,000	2	578	-	580
on November 29, 2009 at $0.10 per share			100,000	100	9,900		10,000
Stock issued for cash, November 30, 2009 at $0.20 per share (Note 6)			1,000,000	1,000	(1,000)	-	-
Net loss			-	-	-	(2,052,019)	(2,052,019)
Balances at November 30, 2009			68,530,952	$68,531	$4,589,816	$(4,967,658)	$(309,311)

Shares issued for services:
on December 10, 2009 at $0.10 per share			152,000	152	15,048	-	15,200
on January 10, 2010 at $0.07 per share			20,000	20	1,380	-	1,400
on January 28, 2010 at $0.18 per share			50,000	50	8,950	-	9,000
on February 22, 2010 at $0.11 per share			145,000	145	15,805	-	15,950
on March 9, 2010 at $0.08 per share			375,000	375	29,625	-	30,000
on May 27, 2010 at $0.032 per share			78,125	78	2,422	-	2,500
on June 23, 2010 at $0.04 per share			600,000	600	23,400	-	24,000
on September 1, 2010 at $0.03 per share			1,255,000	1,255	37,745	-	39,000
Share based compensation related to options issued granted during December 2009			-	-	228,667	-	228,667
Common shares issued to extinguish debt acquired from predecessors by Control Group member			5,900,000	5,900	49,368	-	55,268
On October 12, 2010, shares issued as committed on June 1, 2010			3,000,000	3,000	197,000	-	200,000
Contributed services			-	-	82,000	-	82,000
Net loss			-	-	-	(1,045,674)	(1,045,674)
Balances at November 30, 2010	10.000	$10	80,106,077	$80,106	$5,281,226	$(6,013,332)	$(652,000)

	Preferred A		Common Stock
	Number of		Number of		Additional Paid -	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balances at November 30, 2010	-	$-	80,106,077	$80,106	$5,281,226	$(6,013,332)	$(652,000)
Shares issued for legal services:
on February 18, 2011 at $0.021 per share			420,000	420	8,400		8,820
on May 5, 2011 at $0.020 per share			900,000	900	17,100		18,000
on June 15, 2011 at $0.02 per share			1,000,000	1,000	19,000		20,000
on June 17, 2011 at $0.02 per share			450,000	450	8,550		9,000
on July 14, 2011 at $0.02 per share			165,000	165	3,135		3,300
on August 15, 2011 at $0.010 per share			225,000	225	2,025		2,250
on September 1, 2011 at $0.008 per share			2,400,000	2,400	16,800		19,200
on October 18, 2011 at $0.0032 per share			3,500,000	3,500	7,700		11,200
on October 24, 2011 at $0.003 per share			250,000	250	500		750
on November 1, 2011 at $0.004 per share			1,000,000	1,000	3,000		4,000
Share based compensation related to options granted during December 2009					240,000		240,000
Preferred A shares issued to CEO	10,000	10			9,990		10,000
Beneficial conversion feature on convertible long term debt					75,000		75,000
Shares issued for cash			10,000,000	10,000	-		10,000
Conversion of short term convertible debt			3,571,429	3,571	6,429		10,000
Conversion of short term convertible debt			4,444,444	4,444	3,556		8,000
Net loss						(1,086,060)	(1,086,060)
Balances at November 30, 2011	10,000	$10	108,431,950	$108,431	$5,702,411	$(7,099,392)	$(1,288,540)

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Cash Flows

	For the Year Ended November 30, 2011	For the Year Ended November 30, 2010	From Inception to November 30, 2011
Cash Flows from Operating Activities:
Net loss	$(1,086,060)	$(1,045,674)	$(2,542,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	874	874	1,748
Bad debt expense	25,000	-	25,000
Share-based compensation	336,520	357,467	851,567
Loss on settlement of convertible notes	-	-	(14,000)
Contributed services	-	82,000	89,500
Change in fair market value of derivative liability	(42,158)	-	(42,158)
Loss on excess fair value of derivative liability	27,091	-	27,091
Amortization of discount on convertible debt	103,411	-	103,411
Changes in operating assets and liabilities:
Accounts receivable	-	(2,797)	(2,797)
Prepaid expenses	-	(295)	(295)
Accounts payable	27,777	34,023	83,535
Accrued liabilities	51,794	144,123	185,036
Accrued payroll	175,108	-	175,108
Bank credit line	-	-	(1,156)
Net cash used in operating activities	(380,643)	(430,279)	(1,060,924)

Cash Flows from Investing Activities:
Film costs	-	(32,000)	(32,000)
Other assets	1,214	-	1,214
Net cash provided by (used in) investing activities	1,214	(32,000)	(30,786)

Cash Flows from Financing Activities:
Stand ready obligation	25,000	-	25,000
Proceeds from issuance of convertible debt	337,500	-	337,500
Proceeds from issuance of convertible debt to related parties	-	202,899	453,061
Proceeds from issuance of short-term debt	10,000	60,000	70,000
Proceeds from sale of common stock	10,000	200,000	210,000
Net cash provided by financing activities	382,500	462,899	1,095,561

Net increase in cash and cash equivalents	3,071	620	3,851
Cash and cash equivalents, beginning balance	780	160	-
Cash and cash equivalents, ending balance	$3,851	$780	$3,851

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$800	$800

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt	$18,000	$55,268	$91,268
Cash received under subscription agreement	$-	$-	$200,000
Stock-based compensation to be issued, included in accrued liabilities, for script developement	-	40,000	40,000
Common stock issued in lieu of cash payment for script costs	-	23,250	23,250

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

On August 5, 2009 (date of “Inception” for financial reporting purposes), Daniel Grodnik was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. Mr. Grodnik has worked in the movie industry for almost thirty years. He has served as the Chairman and CEO of the National Lampoon, a publicly-traded entertainment company. On August 5, 2009, pursuant to the terms of a stock purchase agreement, an affiliate of Mr. Grodnik purchased a total of 7,984,548 shares of issued and outstanding common stock of MHe from Belmont Partners. At this time, Belmont Partners’ designee was the sole officer and director of the Company.  In addition to the shares sold by Belmont Partners, the Company also issued 42,015,452 shares to Mr. Grodnik and certain affiliated parties in connection with the change of control (the “Control Group”). The total of 50,000,000 shares were issued to, or purchased by, Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control by MHe was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis. There were no assets significant acquired by MHe shareholders upon the change in control, which would have been recorded at fair value.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require the Company's most significant, difficult and subjective judgments include the valuation and recognition of share-based compensation, evaluation of the Company’s stand-ready obligation and values of derivative instruments.  We use the Black-Scholes valuation model for simplicity purposes.  Various valuation techniques render varying amounts.  We consistently use this model and use inputs that are appropriate.  As the Company develops its technologies, and capitalization of costs occurs, the carrying value of those long-lived assets will need to be evaluated for impairment.

We base our estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

The Company accounts for financial instruments under the guidance of ASC 820-10 – “Fair Value Measurements”.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of November 30, 2011and 2010, the Company’s derivatives which include the embedded conversion feature on the convertible note payable were considered level 2 financial instruments.  See Note 5 for valuation technique and assumptions used.

The Company's financial remaining instruments consisted primarily of (level 1), accounts receivable, accounts payable, accrued liabilities, and short-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of November 30, 2011 and 2010 due to the short term nature of these instruments.

The Company did not have any level 3 instruments at November 30, 2011 and 2010.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company may maintain cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at November 30, 2011 and 2010.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expect to collect, are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of November 30, 2011, the Company reserved $25,000 against accounts receivable.  There were no such charges during the year ended November 30, 2010.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 340, “Other Assets and Deferred Costs”, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  At November 30, 2011, the Company owned a website costing $3,230 and had an estimated useful life of three (3) years.  Depreciation expenses related to website development costs during the years ended November 30, 2011 and 2010 were $874 and $874, respectively.

Derivative Financial Instruments

The provisions of ASC 815 - “Derivatives and Hedging” applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined ASC 815 and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance impacts the Company's financial statements and position due to certain warrants and embedded conversion features in which the exercise or conversion price resets upon certain events.  See Note 5 for the impact of such transactions on the financial statements.

Our issued and outstanding common stock purchase warrants and embedded conversion features are recorded at their fair value upon issuance and at each reporting period. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model. The value of the embedded conversion feature also determined using the Black-Scholes option pricing model. All future changes in the fair value of the embedded conversion feature will be recognized currently in earnings until the note is converted or redeemed.

Convertible Debt

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.   In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Guarantees

During the year ended November 30, 2011, the Company has entered into an agreement to provide for a guarantee of indebtedness. The Company’s exposure to credit loss, in the event of nonperformance of the related film financed by the indebtedness, is represented by the amounts stipulated in the agreement, and is limited to a maximum of $250,000. The total guarantee accruals do not necessarily represent future cash requirements or cash reserves. As of November 30, 2011, management has evaluated the guarantee liability under ASC 460-10 – “Guarantees” and ASC 450-20 – ”Loss Contingencies” by reviewing the ability to repay obligation under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses. See Note 6 for Management’s determination.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At November 30, 2011, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768,454 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 131,642,572 shares relative to convertible notes (post conversion) beginning in September 2011; and (4) 944,001 million shares related to warrants issued with the $37,500 convertible note. At November 30, 2010, the  Company’s dilutive securities outstanding consisted of (i) the CEO’s options to purchase shares of common stock (See Note 8) for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method and (2) 6,768,454 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015. The preceeding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

Impairment of Long-Lived Assets

The Company has adopted ASC 360-10, - "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment, annually, or more often, if events and circumstances warrant such.  As of November 30, 2011 and 2010, no impairments were necessary.

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

Accounting for Non-Employee Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 - “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

Recent Accounting Pronouncements

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Given this option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of this standard will not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The Standard requires additional disclosure to help the comparability of US GAAP and IFRS financial statements. The new standards are effective for annual and interim periods beginning January 1, 2013. Retrospective application is required. The guidance concerns disclosure only and will not have an impact on our financial position or results of operations.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	November 30, 2011	November 30, 2010
Accrued interest	$75,973	$30,095
Accrued consulting fees	91,000	75,000
Accrued legal fees	3,771	3,075
Accrued payroll taxes	63,800	27,800
Other accrued expenses	11,994	5,844

Total accrued liabilities	$246,538	$141,814

Accrued interest represents interest on a long term loan from a related party, and the interest on a short term note payable from an external party.  Accrued consulting fees are for script writers and a film consultant.   Other accrued expenses consist of accrued rent and related office parking.

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, and pays these wages at various times as capital becomes available. During the year ended November 30, 2010, accrued wages of $82,000 were personally forgiven by the CEO; as a result, this amount was recorded to contributed services in the accompanying statement of stockholders’ deficit. The CEO’s compensation is required to be reported on IRS Form W-2; however, no such reporting has been made by the Company.  Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation which includes the contemplation of penalties and interest.  In the event the Company is audited by the IRS, it will likely be liable for certain taxes, penalties and interest.  See Note 6 for details of the CEO’s employment agreement.

NOTE 5 - BORROWINGS

Related Party

Since July 2009, a member of the Control Group of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009.  During the quarter ended February 28, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability.  During the quarter ended February 28, 2010, the holder advanced the Company $88,199 in working capital for operations.  Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362.  Such note is convertible into 4,229,512 common shares, based on $0.08 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  During the quarter ended May 31, 2010, the holder advanced the Company an additional $75,383, for which an additional note agreement was effected.  Such note is convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015. During the quarter ended August 31, 2010, the holder advanced the Company an additional $33,511, for which an additional note agreement was effected, which dictates that the note will be convertible into 837,775 common shares based on a fixed conversion price of $0.04, interest at 6% per annum, due August 31, 2015. During the quarter ended November 30, 2010, the holder advanced the Company an additional $5,805, for which an additional note was effected, which indicates that the note will be convertible at a fixed conversion price of $0.03 per share, interest at 6% per annum.  The notes are to be immediately convertible; no beneficial conversion feature was deemed applicable at the date of issuance.  As of November 30, 2011 and 2010, the Company has accrued $54,863  and $27,679 of interest expense related to these notes respectivley.

Short-term Convertible Debt with Ratchet Provisions

On February 23, March 1, May 6, August 9, and October 18, 2011, the Company borrowed $42,500, $12,500, $35,000, $37,500, and $10,000, respectively, from external parties for use as operating capital. The parties entered into convertible debt agreements whereby the Company is liable for repayment of the principal and 8% annual interest by the agreements’ expiration dates ranging between November 28, 2011 and July 18, 2012. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, annually, on the unpaid amount. The weighted average interest rate for short-term convertible debt is 8%.  As of November 30, 2011, the note dated February 23, 2011 was in default.

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

Additionally, the $37,500 convertible note agreement entered into on August 9, 2011 contained an attached warrant to purchase one (1) million shares of Company common stock at a fixed price of $0.001 per share.  The warrant has a five year life, expiring on August 9, 2016. Using the Black-Scholes pricing model, along with the inputs listed directly below, we calculated the fair market value of this warrant to be $9,992.  Because the warrant reflected a derivative liability, the entire value was recorded as a loss on derivative at the date of grant and the liability is recorded on the face of the financial statements.  Additionally, this derivative liability is revalued each quarterly reporting period.

Annual dividend yield	-
Expected life (years)	5.0 yrs.
Risk-free interest rate	.91%
Expected volatility	268.97%

During the year ended November 30, 2011, the Company borrowed a total of $137,500 in short-term convertible debt, of which $10,000 and $8,000 was converted into 3,571,429 and 4,444,444 shares of common stock by the applicable note holder on August 29 and November 23, 2011, respectively.

The Company calculated the derivative liability using the Black-Scholes pricing model for each note upon inception and recorded the fair market value of the derivative liability as a discount to the note. A range of inputs to the Black-Scholes model are listed below.  Aggregate discounts at inception for these notes were $131,607.  During year ended November 30, 2011, interest expense from accretion of the discount was $90,121, leaving an unamortized discount of $41,486 as of November 30, 2011.  The discount is being amortized over the period of the notes using the straight line method, which does not yield substantially different results than the effective interest method.  There were no such notes outstanding during the year ended November 30, 2010.

The derivative liability associated with these notes was revalued as of November 30, 2011 using the Black-Scholes Model, using the below range of inputs.  Aggregate derivative liabilities associated with these notes were $116,635 as of November 30, 2011.  Based on this revaluation, the Company recognized a gain in fair value of derivative liability of $42,158 during the year ended November 30, 2011.

During year ended November 30, 2011, the range of inputs used to calculate derivative liabilities noted above were as follows:

Annual dividend yield	-
Expected life (years)	.01 - .63 yrs.
Risk-free interest rate	.01-.09%
Expected volatility	51.6-234.9%

Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long term convertible note agreement which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. As a result, the Company will be liable to issue up to 12,500,000 shares common stock upon conversion.  Based on a $0.022 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the year ended November 30, 2011 interest expense from accretion of the discount was $13,289, leaving a remaining discount of $61,711 as of November 30, 2011. The discount is being amortized using the effective interest method over the term of the note, which is effectively straight-lines the amortization since the note is due in a balloon payment at the end of the term.

Other

On July 13, 2010, the Company borrowed $60,000 from a shareholder for use as operating capital.  Both parties entered into a loan agreement which makes the Company liable for repayment of the principal and 15% annual interest within a twelve month period following the execution of the loan agreement.  During the years ended November 30, 2011 and 2010, the Company incurred and accrued for $9,000 and $2,416 in interest expense, respectively, related to this short-term debt. As of November 30, 2011, the Company has accrued $11,416 of interest expense related to this note.  As of November 30, 2011, the note is in default.

Future annual principal payments due under the above notes are as follows:

Years Ending
November 30,
2012	$179,500
2013	-
2014	-
2015	653,061
Total	$832,561

Also see Note 12 for subsequent issuances of convertible debt.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Office Leases

On September 1, 2009, the Company entered into a sublease for its office space with Charter Consulting Group, Inc.(owned by a member of the Control Group of the Company).   The sublease was month to month at a rate of $4,818. Included within the sublease is various other office expenses including phone equipment rental and phone services, among others.  In addition, the Company paid a security deposit of $9,636.  During the year ended November 30, 2011, the Company terminated this lease and netted the deposit against the unpaid balance upon termination. Management does not believe any additional amounts are due related to this lease.

On April 14, 2011, the Company entered into a lease for office space.  The lease is for one (1) year and requires monthly payments of $2,927 in addition to a security deposit of $8,782(equal to 3 month’s rent in advance). The security deposit was reduced after six months of on-time rent payments, with the reduction applied to against one month’s rent. Office lease expense for the years ended November 30, 2011 and 2010 was $39,878 and $57,695, respectively.

Consulting Agreements

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role was to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock (see Note 7), and an initial monthly fee of $10,000 for a minimum of one year.  During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010.  As of the year ended November 30, 2011, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet.  This agreement terminated in August 2010.

Employment Agreement

On December 17, 2009, the Company entered into an employment agreement with our CEO which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014.  Among other things, the employment agreement calls for periodic increases in the base salary and bonuses based upon performance.  The agreement also allows for the Company, at the discretion of the Board of Directors, to provide for medical insurance and a contribution to a retirement benefit plan.  Our CEO was also awarded options to purchase common stock.  See Note 8.  During fiscal 2010, our CEO voluntarily forgave $82,000 of accrued wages, which the Company recorded to equity as contributed services.

Stand-Ready Obligation

During the production of the film Carjacked, the production company Carjacked Entertainment, LLC and Carjacked Investments, LLC (collectively “Carjacked LLC’s”) obtained financing from Wet Rose Productions, LLC (“Wet Rose”) in the amount of $850,000. GrodfilmCorp,owned by the Company's CEO, is the managing member of the LLC's and acts on behalf of 9207-8856 Quebec Inc, a Quebec company and owner of the copyright to the motion picture "Carjacked".

On October 5, 2010, the Company entered into an indirect guarantee of the indebtedness  in which the Company guaranteed any shortfalls in repayment of the $850,000 of debt related to the investment provided Wet Rose up to an amount not to exceed $250,000.  The financing from Wet Rose becomes due and payable at a date which is 30 months after first release of the film Carjacked.  The film was released on November 22, 2011 and is due and payable in 30 months on May 22, 2014. As of November 30, 2011, management has evaluated the guarantee liability under ASC 460-10 – “Guarantees” and ASC 450-20 – “Loss Contingencies” by reviewing the projected ability of the Carjacked film to repay the obligation under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses. As of November 30, 2011, management has determined it is too early in the films release and guarantee contract to make a reasonable estimate of probable losses.

Funding closed on December 23, 2010.  In connection therewith, as consideration, the  Company would receive a $50,000 “guarantor fee” upon close of production funding for the motion picture Carjacked, which was recorded as a stand-ready obligation liability until the contingency is resolved over the 30-month period.  The Company received $25,000 of the total $50,000 during fiscal 2011.  The remaining $25,000 was initially recorded as a receivable and reserved against as of November 30, 2011 as Management determined collectability was in doubt.

Movie Rights Option Contract

On November 1, 2010, the Company entered in to an “option/purchase” agreement with Richard Taylor (the “Writer”) in which the Company would be granted the exclusive right and option (“Option”) to acquire all motion picture, television and allied and ancillary rights to the Writer’s screenplay – “Bad Monday”. The initial term of this agreement is one year; however the Company would have the option to extend this option agreement for two additional years. As consideration, the Company would pay the Writer $2,000 for the initial term, and $3,500 and $7,500 for each respective extended year chosen.  The initial term was extended through October 31, 2012 at no additional cost.  If the Company exercises this Option, the Writer would be paid a purchase price of between $40,000 and $100,000, depending on the final production budget for the motion picture.  Additionally, the Writer would be entitled to 5% of the net proceeds of the picture, and an additional 2.5% of net proceeds if the Writer received shared writing credit on the picture.

Salary Reporting and Related Taxes

During the years ended November 30, 2011 and 2010, the Company paid certain accrued salaries to its CEO which were not reported on Internal Revenue Service Form W-2.  In the event the Company is audited by federal or state agencies, certain assessments for taxes, penalties and interest may be assessed.  In connection therewith, the Company has accrued approximately $63,800 and $27,000, at November 30, 2011 and 2010, respectively for possible assessments.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Capital Stock

The Company has two classes of stock:

●	Preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000 and zero shares issued and outstanding as of November 30, 2011 and 2010 respectively issued and outstanding; and,
●	Common stock, $0.001 par value, 300,000,000 shares authorized, 108,431,950 and 80,106,077 shares issued and outstanding as of November 30, 2011 and 2010, respectively.

Increase in Authorized Common Stock

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

On January 5, 2012, our board of directors adopted a resolution declaring it advisable to amend and restate our Articles of Incorporation to increase its authorized common stock from 300,000,000 shares to 2,000,000,000 shares and reduce the par value of common stock from $0.001 to $0.00001 per share.  In addition, the Board of Directors was granted authority to effectuate a stock split or reverse without shareholder approval.  Stockholders holding a majority of our voting power took action by written consent on January 5, 2012 for the purpose of approving the Amended and Restated Articles of Incorporation.  We filed an Information Statement on Form 14C on January 13, 2012 giving notice of these action taken by written consent of our stockholders  The Amended and Restated Articles of Incorporation were filed on January 5, 2012 with an effective date of February 17, 2012.

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

Stock Incentive Plans

On February 16, 2011, our board of directors adopted the 2011 Stock Incentive Plan. The purpose of our 2011 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23,000,000 shares, subject to adjustment.  As of November 30, 2011, the Company had 17,565,000 shares remaining to be issued under the plan.

On March 13, 2012, our board of directors adopted the 2012 Stock Incentive Plan.  See Note 12.

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

On September 29, 2009, the Company issued 100,000 shares of common stock to one individual for Board of Director services rendered to the Company.  This issuance was expensed as share-based compensation at a cost of $43,000, or $0.43 per share based on the closing stock price on the date of issuance.

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

On February 18, May 5, June 17, July 14, and October 18, 2011, the Company’s Board approved the issuances of 420,000, 900,000, 450,000, 165,000, and 3,500,000 shares of common stock, respectively, to a professional services firm for legal services rendered.  Based on the closing market prices on the respective days ranging from $0.0032 to $0.021 per share, the Company recorded stock compensation of $50,320 related to these transactions.

On June 15 and September 1, 2011, the Company’s Board approved the issuances of 1,000,000 and 900,000 shares, respectively to one individual for consulting services rendered to the Company.   Based on closing market prices on the respective days ranging from $0.008 to $0.02 per share, the Company recorded stock compensation of $27,200 related to these transactions.

On September 1, 2011, the Company’s Board approved the issuance of 1,500,000 shares to one individual for consulting and advisory services rendered to the Company.  These shares were fully vested and expensed by the Company in the amount of $12,000 based on a price of $0.008 per share on the date of issuance.

On August 15 and October 24, 2011, the Company’s Board approved the issuances of 225,000 and 250,000 shares, respectively to two vendors for services rendered to the Company.  These shares were fully vested and expensed by the Company in the amount of $3,000 based on closing market prices on the respective days ranging from $0.003 to $0.01 per share on the date of issuance.

On November 1, 2011, the Company’s Board approved the issuance of 1,000,000 shares to one individual for employment services rendered to the Company.  These shares were fully vested and expensed by the Company in the amount of $4,000 based on a price of $0.004 per share on the date of issuance.

During the years ended November 30, 2011 and 2010 and the period from Inception to November 30, 2011, the Company recorded $96,520, $128,800 and $382,900 in stock-based compensation related to services in general and administrative expense in the accompanying statement of operations.  These expenses are exclusive of stock option expense in Note 8.

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

On November 23, 2011, the Company sold $10,000,000 shares to an individual for $0.001 per share for aggregate funds of $10,000.

Also see Note 12 for subsequent issuances of common stock.

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

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014.  During the years ended November 30, 2011 and 2010 and the period from Inception to November 30, 2011, stock compensation of $240,000, $228,667, and $468,667  has been recorded as expense in general and administrative in the accompanying statement of operations, respectively.  Future compensation expense is $240,000, annually through 2014.  As of November 30, 2011, approximately 7,831,732 options are fully vested and are exercisable by the CEO.

The weighted average options outstanding as of November 30, 2011 and 2010 equaled the options issued to the CEO above, 20,000,000.  There were no other options issued, exercised or forfeited during the years then ended.  The weighted average exercise price was $0.07 for both the years ended November 30, 2011 and 2010.  The weighted average remaining contractual life of the options for the years ended November 30, 2011 and 2010 was approximately three (3) and four (4) years, respectively. There is no intrinsic value for options outstanding as all exercise prices are above the year and closing Company stock price.

NOTE 9 – FILM PRODUCTION COSTS

The Company capitalizes film production costs in accordance with Statement of Position ASC 926 – “Entertainment”. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.   The Company began capitalizing script costs on March 1, 2010.  Costs incurred during the year ended November 30, 2010, totaling $95,250, were recorded to script costs in non-current assets in connection with Mass Hysteria, the movie.  The Company has assessed script costs in determining that no impairment or write-off of capitalized costs is necessary as of November 30, 2011 the movie is still being pursued.

NOTE 10– MEDIA DISTRIBUTION AGREEMENTS - RELATED PARTIES

Slam I Am

On July 12, 2010, the Company entered into an agreement with NY-based Screen Media Ventures, LLC, (“Screen Media”) in which the Company agreed to license to Screen Media the distribution rights to the motion picture ”Stonerville” written by Kevin Sepe and Tom Alexander and produced by Kevin Sepe, the Control Group member that funded the Company’s working capital as discussed in Note 6. This movie wasreleased date is January 2011.

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

Carjacked

Carjacked Entertainment, LLC (the “LLC”) was formed to produce Carjacked, a feature film.  The rights to Carjacked, the movie, are held by a Montreal, Canada company.  Mass Hysteria’s CEO is the managing member and holds an equity interest in the LLC through a company he controls, Grodfilm Corp. See Note 6 for guarantee agreement provided by Mass Hysteria in connection with an unrelated investor in the amount of $250,000.  Also see below.

The Company was assigned an agreement by Grodfilm Corp (owned by the Company’s CEO, Dan Grodnik) which entitled Mass Hysteria to $75,000 in revenue for its participation in the pre-production of the movie. Under this agreement, Mass Hysteria received $25,000 during pre-production of the movie during fiscal 2010 and $25,000 during fiscal 2011.  As of November 30, 2011, it is not certain that we will receive the final payment in the near-term, and accordingly, we provided an allowance for such amount.

NOTE 11 – INCOME TAXES

We have identified our U.S. Federal tax returns as our “major” tax jurisdiction, and our corporate offices are located in California.  The United States Federal return years 2008 through 2010 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2007 through 2010 and currently does not have any ongoing tax examinations. The Company has had losses to date, and therefore has paid no income taxes.

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

Aggregate start-up costs capitalized through November 30, 2011, are approximately $3.7 million; the deferred tax asset is approximately $1.6 million. The amount of benefits the Company may receive from the start-up costs for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Accordingly, management recorded a valuation allowance for 100% of the deferred tax assets of approximately $1.6 million, an increase from the prior year of $1.3 million

The difference between the California statutory rate of approximately 8.83% and the actual provision rate is due to permanent difference required to arrive at taxable income. A full valuation allowance has been placed on 100% of the Company's deferred tax assets as it cannot be determined if the assets will be ultimately realized through future taxable income.

NOTE 12 - SUBSEQUENT EVENTS

Amended and Restated Charter

We filed amended and restated articles of incorporation with the Nevada Secretary of State on each of December 16, 2011 and January 5,2012 respectively (with the January 5, 2012 version superseding the previously filed version), which amended and restated articles (i) increased our authorized common stock to two billion (2,000,000,000) shares; (ii) reduced the par value for its capital stock from $0.001 per share to $0.00001 per share; (iii) granted authority to our board of directors to effectuate a stock split or reverse stock split without stockholder approval; (iv) elected not to be governed by certain provisions pertaining to “resident domestic corporations” under the Nevada Revised Statutes; and (v) elected not to be governed by certain provisions relating to “issuing corporations” under the Nevada Revised Statutes. A copy of the amended and restated articles was filed as an exhibit to our Definitive Information Statement on Form 14C, filed with the Securities and Exchange Commission on January 13, 2012.   The amended and restated articles became effective on February 17, 2012, as stated therein.

Issuance of Common Stock

Subsequent to November 30, 2011, the Company has issued 21,573,441 shares for legal and other consulting services rendered to the Company.  Shares were valued based on the Company’s closing stock price on the date of issuance which ranged from $0.0050 to $0.0047.  Total expense recognized to based on these issuances is approximately $38,000.

On February 14, 2012 our Board approved the issuance of 5,000,000 shares to a relative of our CEO in settlement of an interest free advance received on January 3, 2012.  The stock issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Convertible Notes

On January 4, 2012, the Company borrowed $ 22,500 from an external party for use as operating capital. The parties entered into a convertible note payable agreement which make the Company liable for repayment of the principal and 8% annual interest by the agreement’s expiration date of October 4, 2012. Failure to repay principal or interest when due triggers a default interest rate (from note’s inception date) of 22%, annually, on the unpaid amount.  After 180 days, the note is convertible into common stock at a 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company discounted the note by the fair market value of the derivative liability upon inception of the note.    This discount will be accreted back to the face value of the note over the note term using the straight line method,.

On March 1, 2012, we borrowed $10,000 from an external party for use as operating capital.  The parties entered into convertible note payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration date of November 30, 2012. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, per annum, on the unpaid amount. After 180 days, the note is convertible into common stock at a 41% discount of the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.  The convertible note carries the same provisions as specified in the convertible note entered into on January 4, 2012 and will be accounted for in the same manner described above.

Conversion of short-term convertible debt.

Subsequent to November 30, 2011, the Company issued 31,967,461 shares of common stock to a third party holder of short-term convertible debt for the conversion of $16,700 of principal.  The conversion prices ranged from $0.00032 to $0.00081 with an effective conversion price of approximately $0.0005.  The remaining principal on this note through the date of this report is $7,800.

Subsequent to November 30, 2011, the Company issued 17,727,647 shares of common stock to a holder of short-term convertible debt for the conversion of $9,130 of principal and $786 of accrued interest.  The conversion prices ranged from $0.00022 to $0.00079 with an effective conversion price of approximately $0.00056. The remaining principal on this note through the date of this report is approximately $3,900.

Technology Transfer and License.

On February 6, 2012, we entered into two related agreements with Three Point Capital. (“3PC”)   In exchange for $65,000 in cash and five Class B Units in 3PC’s subsidiary FanCloud, LLC (representing a 5% interest), we transferred certain of our intellectual property related to our mobile application.  Concurrently with this transfer, 3PC granted us an exclusive, irrevocable, worldwide license to such transferred technology within the field of cinema.

On February 6, 2012, in connection with a Technology and Transfer License (above) with Three Point Capital (“3PC”) our Board approved the issuance of (i) 1,991,559 shares to three individuals   for services, including the development of a long-term business plan based on fair market value of the stock at that time of $1,000 and (ii) 1,991,559 shares to 3PC for services rendered based on the fair market value of $1,000 of the stock at that time.

2012 Stock Incentive Plan

On March 13, 2012, our board of directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 56,000,000 shares, subject to adjustment.   No shares have been issued under this Plan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of November 30, 2011 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting Officers as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the November 30, 2011. We believe that internal control over financial reporting is not effective. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as November 30, 2011 and communicated the matters to our management.  Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company’s results and its financial statements for the future years.

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

In an effort to remedy these matters, we hired a chief financial officer in February 2012.

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

 This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Daniel Grodnik	59	President, Chief Executive Officer and Chairman
Alan Bailey	64	Chief Financial Officer and director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Daniel Grodnik is a director and our President and Chief Executive Officer.  Mr. Grodnik has worked in the movie industry for almost thirty years.  He has served as the Chairman and CEO of the National Lampoon, a publicly traded entertainment company.   Mr. Grodnik has produced dozens of movies over the course of his career including “Bobby,” which had an all-star cast including Anthony Hopkins, Demi Moore, Sharon Stone, Helen Hunt, Lawrence Fishburne, Elijah Wood, Lindsay Lohan, William H. Macy, Nick Cannon, and Heather Graham and for which he was nominated for a Golden Globe for Best Picture, Powder, Blind Fury and “1969” starring Robert Downey and Kiefer Sutherland and scores of other theatrical and television movies with stars such as Ashley Judd, Tim Allen, Richard Dreyfuss, Christian Slater, Alec Baldwin, Jeff Goldblum, Winona Ryder, etc. Mr. Grodnik is a member of the Producer’s Guild of America and for the past 20 years has been an oral panelist at his Alma-Mater USC to grade the Masters Thesis in producing.

Alan Bailey is a director and our Chief Financial Officer.  Mr. Bailey is a veteran of the entertainment industry with 35 years of senior level corporate finance, audit and compliance experience at Paramount Pictures,  including serving as its Senior Vice President and Treasurer  from 1974 through March 2009. Since that time, he has served as the Chief Executive Officer and co-Founder of new media company Dynamic Media International Inc. (“DMI”) which produces and distributes high definition content through its Dynamic Media Network division; it produces and distributes music through its Dynamic Media Music division it executive produces lower budget/high quality motion pictures and television programs through its Dynamic Media Pictures division. Mr. Bailey is also the owner and operator of the Movieville International Film Festival which acts as a platform to showcase the work of newly aspiring filmmakers. Previous to Paramount Pictures ,  Mr. Bailey served as Vice President in charge of offshore financial operations at Gulf + Western Industries, and served in public accounting with the leading international films of  Ernst & Young and Grant Thornton. Mr. Bailey  is a Fellow of the English Institute of Chartered Accountants.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended November 30, 2011, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 8899 Beverly Blvd., Suite 710, Los Angeles, CA 90048.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended November 30, 2011, and 2010 in all capacities for the accounts of our executive, including the Chief Executive Officer and Chief Financial Officer:

Summary Compensation Table
					Stock	Option		All Other
Name and Position	Year	Salary		Bonus	Awards ($)	Awards ($)		Compensation	Total ($)
Daniel Grodnik	2011	$360,000	(1)	--	--	$240,000	(3)	--	$600,000
President and Chief Executive Officer	2009	$360,000	(2)	--	--	$228,667	(3)	--	$588,667

Alan Bailey	2011	N/A		N/A	N/A	N/A-		N/A	N/A
Chief Financial Officer (since March 2, 2012)	2010	N/A		N/A	N/A	N/A-		N/A	N/A

(1)  $172,181 of this amount was accrued as salary but not paid.
(2)  $62,930 of this amount was accrued as salary but not paid.  In addition, Mr. Grodnk forgave $82,000 of his accrued and unpaid salary for the year ended November 30, 2010.
(3)  On December 17, 2009, the Company agreed to Mr. Grodnik an option award of 20,000,000 shares with exercise price of $0.07.  Our stock price was $0.06 on December 17, 2009. The options vest equally (pro-rata per day) over a five year period.  As such 4,000,000 and, 3,831,732 shares under such option vested in the years ended November 30, 2011, and 2010 respectively.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in the year ended November 30, 2011:

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

(2)	The exercise price is $0.07 per share.
(3)	Represents the grant date fair value of each equity award calculated in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of the year ended November 30, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Daniel Grodnik	7,831,732	12,168,268	0.07	12/17/2016	(1)	—	—

(1)	The options vest equally (pro-rata per day) over a 5 year period until fully vested on December 17, 2014. Each option expires 24 months after vesting.

Option Exercises and Stock Vested

4,000,000 shares under Daniel Grodnik’s option to purchase 20,000,000 shares vested in the year ended November 30, 2011.  No stock options were exercised by any named executive officer in the year ended November 30, 2011.

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

Compensation of Directors

The following table sets forth the compensation paid to each director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended November 30, 2011.

Fees Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards ($)	Awards ($)	Compensation	Total ($)
Daniel Grodnik	--	--	--	--	--

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  We did not engage any members of the Board of Directors to perform services our behalf the year ended November 30, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 12, 2012 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from March 12, 2012, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from March 12, 2012.

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage Owned (2)	Number of Series A Shares Beneficially Owned	Percentage Owned (3)	Percentage of Total Voting Power (4)
5% Stockholders:
Michael Greenfield (5)	10,000,000	5.30%	--	--	*
Directors and Officers:
Daniel Grodnik	23,000,000(6)	11.69%	10,000	100%	98.6%
Alan Bailey	11,000,000	5.83%	0	*	*
All directors and officers as a group (2 persons)	34,000,000(6)	17.29%	10,000	100%	98.6%

*Less than 1%
(1)	Unless otherwise noted, the address is 8899 Beverly Blvd, Suite 710, West Hollywood, CA 90048.
(2)	Based on 188,683,885 common shares issued and outstanding.
(3)	Based on 10,000 series A preferred shares issued and outstanding
(4)
Holders of our common stock are entitled to one vote per share, for a total of 188,683,885 votes.  Holders of our Series A preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of Mass Hysteria’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002, for a total of 11,068,717,544 votes.

(5)	The address is 8313 Fountain Avenue, #A, Los Angeles, CA 90069
(6)	Includes 8,000,000 shares under presently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of November 30, 2011:

	(a)	(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	--		--	--
Equity compensation plans not approved by security holders	0	$	N/A	17,565.000
Total	0	$	N/A	17,565,000

(1)           2011 Stock Incentive Plan.  On February 16, 2011, our board of directors adopted the 2011 Stock Incentive Plan. The purpose of our 2011 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23,000,000 shares, subject to adjustment.

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

2012 Stock Incentive Plan.  On March 13, 2012, our board of directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 56,000,000 shares, subject to adjustment.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 5, 2010, we entered into that Guarantee Agreement with Carjacked  Entertainment LLC (“CE”) and Carjacked Entertainment Investments, LLC (“CEI”, together with CE, the “Producers”), pursuant to which we guaranteed repayment of up to $250,000 to Wet Rose Productions, LLC for funds invested by Wet Rose for the film “Carjacked.”  In exchange for the guarantee, the Producers agreed to pay us $50,000.  Our sole officer and director is managing member of CE.

Effective November 1, 2010, Grodfilm Corp. assigned that certain Memorandum of Agreement with Carjacked Entertainment, LLC related to producer fees on the film entitled “Carjacked” to us.  Our President and Chief Executive Officer is the principal officer and controlling stockholder of Grodfilm Corp.  In addition, our President and Chief Executive Officer is the managing member of Carjacked Entertainment, LLC. Neither our president and CEO nor CE owns the rights to the film “Carjacked.”

Our President and Chief Executive Office currently has other interests in other companies in the film industry. He is currently sole officer and sole stockholder of GrodfilmCorp., a company involved in producing motion pictures. Until such time as we are better capitalized, our President and Chief Executive Office will devote the majority of his time to our company but may not devote his entire time to us. He will devote so much of his time as is, in his judgment necessary to conduct such business in the best interest of our company. Any agreements entered into between us and any affiliates shall be on terms and conditions no less favorable to us than can be obtained by independent third parties.

On April 5, 2011, we issued 10,000 shares of Series A Preferred Stock to our President in satisfaction of $10,000 of accrued but unpaid salary.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

dbbmckennon audited our consolidated financial statements for the fiscal years ended November 30, 2011 and 2010.

Audit Fees
dbbmckennon  billed us $17,500 in fees for our 2011 annual audit and $14,000 for the review of our quarterly financial statements in 2011.  dbbmckennon billed $30,000 in fees for our 2010 annual and for the review of our quarterly financial statements in 2010.

Audit Related Fees

There were no fees for audit related services for the years ended November 30, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended November 30, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2011 and 2010.

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
3.5
Certificate of Designation-Series A Preferred Stock, attached as an exhibit to our Quarterly Report for the period ended February 28, 2011, filed on April 19, 2011 and incorporated herein by reference.

3.6	Certificate of Amendment to Articles of Incorporation, filed as an exhibit to our Definitive Information Statement on Form 14C filed on June 16, 2011 and incorporated herein by reference.
3.7	Amended and Restated Articles of Incorporation, filed as an exhibit to our Definitive Information Statement on Form 14C filed on June 16, 2011 and incorporated herein by reference.
4.1	Form of 6% Convertible Promissory Note, filed as an exhibit to our Annual Report on Form 10K for the year ended November 30, 2011 filed on March 15, 2011 and incorporated herein by reference..
4.2	Form of 8% Convertible Promissory Note filed as an exhibit to our Annual Report on Form 10K for the year ended November 30, 2011 filed on March 15, 2011 and incorporated herein by reference.
4.3	Convertible Promissory Note ($200,000) dated March 31, 2011, filed as an exhibit to our Current Report on Form 8-K dated March 31, 2011, filed on April 6, 2011 and incorporated herein by reference.
4.4	Warrant dated August 3, 2011, filed as an exhibit to our Quarterly Report on Form 10Q for the period ended August 31, 2011, filed on October 24, 2011 and incorporated herein by reference.

4.5	8% Convertible Promissory Note, filed as an exhibit to our Quarterly Report on Form 10Q for the period ended August 31, 2011, filed on October 24, 2011 and incorporated herein by reference
10.1	Employment Agreement for Daniel Grodnik, incorporated by reference to our Annual Report on Form 10-K for the year ended November 30, 2009 filed on March 16, 2010.
10.2
Agreement with In Cue LLC dated December 1, 2010, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2011, filed on March 15, 2011 and incorporated herein by reference

10.3	Guarantee Agreement., filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2011, filed on March 15, 2011 and incorporated herein by reference
10.4
Agreement with 3-Point Capital (business plan) filed as an exhibit to our Quarterly Report on Form 10Q for the period ended August 31, 2011, filed on October 24, 2011 and incorporated herein by reference

10.5
Agreement with 3-Point Capital (capital raise) filed as an exhibit to our Quarterly Report on Form 10Q for the period ended August 31, 2011, filed on October 24, 2011 and incorporated herein by reference

10.6	Technology License Agreement
10.7	Technology Transfer and Stock Issuance Ageement
23.1	Consent of dbbmckennon
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2012

By:	/s/ Daniel Grodnik
Daniel Grodnik
President,, Chief Executive Officer, Chairman and Secretary (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel Groknik	President, Chief Executive Officer,	14-Mar-12
Daniel Grodnik	and Secretary
(Principal Executive Officer)

/s/ Alan Bailey	Chief Financial Officer and director	14-Mar-12
Alan Bailey	(Principal Financial and Accounting Officer)