Form 10-Q
period 2012-02-29
Mass Hysteria Entertainment Company, Inc.
filed 2012-05-01
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of April 17, 2012, 226,684,974 shares of our common stock were outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

FORM 10-Q

February 29, 2012

ITEM 1 –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
BALANCE SHEETS
As of February 29, 2012 and November 30, 2011
(unaudited)

	February 29,	November 30,
	2012	2011
Assets
Current Assets
Cash	$57,866	$3,851
Accounts receivable, net of allowances for doubtful accounts	-	-
Other assets	5,855	5,855
Total current assets	63,721	9,706
Intangible assets, net	1,174	1,392
Film costs	95,250	95,250
Total Assets	$160,145	$106,348

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$90,662	$70,170
Accrued liabilities (Note 4)	285,283	246,538
Accrued payroll	226,080	172,181
Short-term debt (Note 5)	90,000	70,000
Short-term convertible debt,net of discount of $32,139 and $ 41,486, respectively	84,031	78,014
Derivative liability (Note 5)	108,319	116,635
Total current liabilities	884,375	753,538

Convertible long-term debt, net of discount of $ 56,707 and $ 61,711, respectively	143,293	138,289
Convertible long-term debt, related party	453,061	453,061
Stand ready obligation	50,000	50,000
Total Liabilities	1,530,729	1,394,888

Stockholders’ Deficit Series A Preferred stock, $0.00001 and $ 0.001 par value, respectively 10,000,000 shares authorized; 10,000 issued and outstanding	-	10
Common stock, $0.00001 and $ 0.001 par value, respectively, 2,000,000,000 and 300,000,000 shares authorized, respectively; 188,683,888 and 108,431,950 shares issued and outstanding as of February 29, 2012 and November 30, 2011, respectively.	1,887	108,431
Additional paid-in capital	5,934,397	5,702,411
Deficit accumulated during the development stage	(7,306,868)	(7,099,392)
Total Stockholders’ Deficit	(1,370,584)	(1,288,540)

Total Liabilities and Stockholders’ Deficit	$160,145	$106,348

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)

STATEMENTS OF OPERATIONS
Three Months Ended February 29, 2012 and February 28, 2011,
and for the period from Inception to February 29, 2012
(Unaudited)

	February 29,	February 28,	For the Period from August 5, 2009 (Inception) to February 29,
	2012	2011	2012

Revenue	$-	$37,500	$72,500
Operating expenses:
General and administrative	254,216	224,364	2,675,805
Selling expense	-	-	30,573
Total operating expenses	254,216	224,364	2,706,378
Operating loss	(254,216)	(186,864)	(2,633,878)
Other income (expense):
Other income	65,000	-	65,000
Interest income	-	-	426
Interest expense	(49,077)	(10,674)	(227,422)
Excess of fair value of derivative	(10,781)	-	(37,872)
Gain on change in fair value of derivative liability	41,597	-	83,755
Total other income (expense)	46,739	(10,674)	(116,113)

Net loss	(207,477)	(197,538)	(2,749,991)

Basic and diluted weighted average shares outstanding	148,117,061	80,152,744

Basic and diluted net loss from continuing operations per share	- *	- *

*Amount was less than $ 0.01 per share

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended February 29, 2012 and February 28, 2011,
and for the period from Inception to February 29, 2012
(Unaudited)
	February 29,	February 28,	For the Period from August 5, 2009 (Inception) to February 29,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(207,477)	$(197,538)	$(2,749,991)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	218	261	1,966
Bad debt expense	-	-	25,000
Share-based compensation	93,817	60,000	945,384
Loss on settlement of convertible notes	-	-	(14,000)
Contributed services	-	-	89,500
Change in fair market value of derivative liability	(41,597)		(83,755)
Loss on excess fair value of derivative liability	10,781	-	37,872
Amortization of discount on convertible debt	36,850	548	140,261
Changes in operating assets and liabilities:
Accounts receivable	-	(25,000)	(2,797)
Prepaid expenses	-	246	(295)
Accounts payable	20,492	34,543	104,027
Accrued liabilities	39,532	88,082	224,568
Accrued payroll	53,899	-	229,008
Bank credit line	-	-	(1,156)
Net cash produced by (used in) operating activities	6,515	(38, 858)	(1,054,409)

Cash Flows from Investing Activities:
Film costs	-	-	(32,000)
Other assets	-	-	1,214
Net cash provided by (used in) investing activities	-	-	(30,786)

Cash Flows from Financing Activities:
Stand-ready obligation	-	50,000	25,000
Proceeds from issuance of convertible debt	22,500	42,500	360,000
Proceeds from issuance of convertible debt to related parties	-	-	453,061
Proceeds from issuance of short-term debt (net)	20,000	-	90,000
Proceeds from sale of common stock	5,000	-	215,000
Net cash provided by financing activities	47,500	92,500	1,143,061

Net increase in cash and cash equivalents	54,015	53,642	57,866

Cash and cash equivalents, beginning balance	3,851	780	-
Cash and cash equivalents, ending balance	$57,866	$54,422	$57,866

	February 29,	February 28,	For the Period from August 5, 2009 (Inception) to February 29,
	2012	2011	2012

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt	$25,830	$-	$117,098
Cash received under subscription agreement	$-	$-	$200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	$-	$-	$40,000
Common stock issued in lieu of cash payment for script costs	$-	$-	$23,250

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – ORGANIZATION AND BUSINESS

Mass Hysteria Entertainment Company, Inc. ("MHe", “Mass Hysteria” or the “Company”) is an innovative development stage entertainment company working on creating real time interactive capacity through Smart Phones and Tablets for Movies. Additionally, Mass Hysteria produces movies for theatrical, DVD, Cable and television distribution. These traditional revenue streams are pursued concurrently as we identify revenue streams that will define new media's involvement in the entertainment business such as downloading applications to smart phones that will allow theater-goers to "participate" with the experience. We will outsource development of our own mobile applications to exploit these new revenue streams; however, our success will depend on our ability to raise capital, as well as generate revenues from our current operations (see Note 3). There are technology and competitive risks associated with interactive mobile devices and related entertainment events.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Mass Hysteria have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to our financial statements which substantially duplicate the disclosures contained in our Annual Report on Form 10-K for the year ended November 30, 2011 have been omitted.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments under the guidance of ASC 820-10 – “Fair Value Measurements.” ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

As of February 29, 2012 and November 30, 2011, the Company’s derivatives which include the embedded conversion feature on the convertible note payable were considered level 2 financial instruments. See Note 5 for valuation technique and assumptions used.

The Company's financial remaining instruments consisted primarily of (level 1), accounts receivable, accounts payable, accrued liabilities, and short-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of February 29, 2012 and November 30, 2011 due to the short term nature of these instruments.

The Company did not have any level 3 instruments at February 29, 2012 and November 30, 2011.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expect to collect, are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of February 29, 2012 and November 30, 2011, the Company reserved $31,616 and $25,000 respectively against accounts receivable. There were no such charges during the period ended February 28, 2010.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. At February 29, 2012, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768,454 shares relative to convertible notes to a related party (post conversion) beginning in February 2015; (3) approximately 220,213,925 shares relative to convertible notes (post conversion) beginning in March 2012 and (4)  244,186 million shares related to warrants issued with the $37,500 convertible note.

New Accounting Pronouncements

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	February 29, 2012	November 30, 2011

Accrued interest	$87,408	$75,973
Accrued consulting fees	91,000	91,000
Accrued payroll taxes	72,800	63,800
Other accrued expenses	34,075	15,765
Total accrued liabilities	$285,283	$246,538

Accrued interest at February 29, 2012 represents interest on convertible long-term debt from a related party, convertible long term debt from an external party, and convertible and non-convertible short-term debt from multiple external parties. Accrued consulting fees are for script writers and a film consultant.

On December 17, 2009, the Company entered into an employment agreement with our President and CEO which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014. The Company pays these wages at various times as capital becomes available. As of February 29, 2012, accrued wages due the CEO were $ 220,455 and are reflected as accrued payroll on the accompanying balance sheet. The CEO’s compensation is required to be reported on IRS Form W-2; however, no such reporting has been made by the Company. Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation which includes the contemplation of penalties and interestestimated to cumulatively total $ 72,800 and $ 63,800 through February 29, 2012 and November 30, 2011, respectively.

NOTE 5 - BORROWINGS

Related Parties

Since July 2009, a significant stockholder of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009. During the quarter ended May 31, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability. During the quarter ended February 28, 2010, the holder advanced the Company $88,199 in working capital for operations. Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362. Such note is convertible into 4,229,512 common shares, based on $0.08 share price. The convertible note bears interest at 6% per annum, and is due February 28, 2015. During the quarter ended May 31, 2010, the holder advanced the Company an additional $75,383, for which an additional note agreement was effected. Such note is convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015. During the quarter ended August 31, 2010, the holder advanced the Company an additional $33,511, for which an additional note agreement was effected, which dictates that the note will be convertible into 837,775 common shares based on a fixed conversion price of $0.04, interest at 6% per annum, due August 31, 2015. During the quarter ended November 30, 2010, the holder advanced the Company an additional $5,805, for which an additional note was effected, which indicates that the note will be convertible at a fixed conversion price of $0.03 per share, interest at 6%, per annum. The notes are immediately convertible; no beneficial conversion feature was deemed applicable at the date of issuance. There was no borrowing from this holder during the current quarter. As of February 29,2012 and November 30, 2011 the Company has accrued $61,640 and $54,863 of interest expense related to these notes respectively.

On February 28, 2012 our Chief Financial Officer made a short-term interest free advance of $ 30,000 to the Company to provide working capital.

Short-term Convertible Debt with Ratchet Provisions

On February 23, March 1, May 6, August 9, 2011 and January 11, 2012 the Company borrowed $42,500, $12,500, $35,000, $37,500 and $ 22,500 respectively, from external parties for use as operating capital. The parties entered into convertible note payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration dates ranging between November 28, 2011 and October 6, 2012. If a default is called by the lender, failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, annually, on the unpaid amount.

After 180 days, the notes are convertible into common stock at a 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.These notes contain a “ratchet” provision, which protects the note holders in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, these notes are considered to contain a derivative instrument associated with the embedded conversion feature. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.

The Company discounted the notes by the fair market value of the derivative liability upon inception of each note. These discounts will be accreted back to the face value of the notes over the note term.

Additionally, the $37,500 convertible note agreement entered into on August 9, 2011contained an attached warrant to purchase 1 million shares of Company common stock at a fixed price of $0.001 per share. The warrant has a five year life, expiring on August 9, 2016. Using the Black-Scholes pricing model, along with the inputs listed directly below, we calculated the fair market value of this warrant to be $9,945. Because the warrant reflected a derivative liability, the entire value was recorded as a loss on derivative at the date of grant and the liability is recorded on the face of the financial statements. Additionally, this derivative liability will be revalued each quarterly reporting period.

Annual dividend yield	-
Expected life (years)	4.43
Risk-free interest rate	.87%
Expected volatility	221.8%

As of November 30, 2011 the Company’s borrowings in short-term convertible debt totaled $119,500 of which a total of $25,830, together with interest of $786, was converted into 49,695,382 shares of common stock by the applicable note holders during the three months ended February 29, 2012. The Company borrowed an additional $22,500 in short-term convertible debt during the three months ended February 29, 2012, leaving a total of $116,170 in short-term convertible debt remaining at February 29, 2012.The Company calculated the derivative liability using the Black-Scholes pricing model for each note upon inception and recorded the fair market value of the derivative liability as a discount to the note. A range of inputs to the Black-Scholes model are listed below. Aggregate discounts at inception for these remaining notes were $154,107. During the three months ended February 29, 2012, interest expense from accretion of the discount was $31,846, leaving an unamortized discount of $32,138 as of February 29, 2012. The discount is being amortized over the period of the notes using the straight line method. The derivative liability associated with these notes was revalued as of February 29, 2012 using the Black-Scholes Model, using the below range of inputs. Aggregate derivative liabilities associated with these notes were $132,117 as of February 29, 2012. Based on this revaluation, the Company recognized a gain in fair value of derivative liability of $41,597 during the three months ended February 29, 2012.

During the three months ended February 29, 2012, the range of inputs used to calculate derivative liabilities noted above were as follows:

Annual dividend yield	-
Expected life (years)	.001 - .63 yrs.
Risk-free interest rate	0.01% - 0.09%
Expected volatility	51.6%-234.9%
Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital. The parties entered into a long term convertible note agreement which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014. Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. As a result, the Company will be liable to issue up to 12,500,000 shares common stock upon conversion. Based on a $0.022 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the BCF. As such, the Company discounted the note by the value of the BCF upon inception of the note. During the three months ended February 29, 2012 interest expense from accretion of the discount was $5,004, leaving a remaining discount of $56,707 as of February 29, 2012. The discount is being amortized using the straight line method over the term of the note.

Other

On July 13, 2010, the Company borrowed $60,000 from a shareholder for use as operating capital. Both parties entered into a loan agreement which makes the Company liable for repayment of the principal and 15% annual interest for the period from inception through its latest maturity date of January 11, 2013. During the three months ended February 29, 2012 and February 28, 2011 the Company incurred and accrued $2,250 and $ 2,219 in interest expense. As of February 29, 2012 and November 30, 2011 the Company had cumulatively accrued interest of $14,696 and $11,416 respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Office Lease

On April 14, 2011, the Company entered into a lease for office space. The lease is for one (1) year and requires monthly payments of $2,927 in addition to a security deposit of $ 5,855 (equal to 2 month’s rent in advance).

Consulting Agreement

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy. His role was to create and write our movies. Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock, and an initial monthly fee of $10,000 for a minimum of one year. During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010. As of February 29, 2012 and November 30, 2011, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet. This agreement terminated in August 2010.

Stand-Ready Obligation

During the production of the film Carjacked, the production company Carjacked Entertainment, LLC and Carjacked Investments, LLC (collectively “Carjacked LLC’s”) obtained financing from Wet Rose Productions, LLC (“Wet Rose”) in the amount of $850,000. Grodfilm Corp,owned by the Company's CEO, is the managing member of the LLC's and acts on behalf of 9207-8856 Quebec Inc, a Quebec company and owner of the copyright to the motion picture "Carjacked".

On October 5, 2010, the Company entered into an indirect guarantee of the indebtedness in which the Company guaranteed any shortfalls in repayment of the $850,000 of debt related to the investment provided by Wet Rose up to an amount not to exceed $250,000. The financing from Wet Rose becomes due and payable at a date which is 30 months after first release of the film Carjacked. The film was released on November 22, 2011 and accordinglya payable may become due in 30 months on May 22, 2014. As of February 29, 2012 and November 30, 2011, management evaluated the guarantee liability under ASC 460-10 – “Guarantees”and ASC 450-20 – “Loss Contingencies” by reviewing the projected ability of the Carjacked film to repay the obligation under contract to determine if there is a probable chance of a default, and if so,provide a reasonable estimate for losses. As of February 29, 2012 and November 30, 2011 management determined it is too early in the film’s release and guarantee contract to make a reasonable estimate of probable losses.

Funding of the film closed on December 23, 2010. In connection therewith, as consideration, the Company would receive a $50,000 “guarantor fee” upon close of production funding for the motion picture Carjacked, which was recorded as a stand-ready obligation liability until the contingency is resolved over the 30-month period. The Company received $25,000 of the total $50,000 during fiscal 2011. The remaining $25,000 was initially recorded as a receivable and reserved against as of February 29, 2012 and November 30, 2011 as Management determined collectability was in doubt.

Movie Rights Option Contract

On November 1, 2010, the Company entered in to an “option/purchase” agreement with Richard Taylor (the “Writer”) in which the Company would be granted the exclusive right and option (“Option”) to acquire all motion picture, television and allied and ancillary rights to the Writer’s screenplay – “Bad Monday”. The initial term of this option agreement wasfor one year; however the Company subsequently obtainedan extension thethrough October 31, 2012.  As consideration, the Company paid the Writer $2,000. If the Company exercises the Option, the Writer would be paid a purchase price of between $40,000 and $100,000, depending on the final production budget for the motion picture. Additionally, the Writer would be entitled to 5% of the net proceeds of the picture, and an additional 2.5% of net proceeds if the Writer received shared writing credit on the picture.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Increase in Authorized Common Stock

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

Stock Incentive Plan

On March 13, 2012, our Board of Directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either common stock or stock options under the plan is 56,000,000 shares, subject to adjustment.

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

The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options and hold the common stock issued. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

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

Issuance of Common Stock Related to Employment Agreements and Services Rendered

On February 8, 2011, the Company entered into a Fee Agreement pursuant to which the Company agreed to issue common stock to Indeglia& Carney, P.C. (“I&C”) for legal services rendered to the Company. During the three months ended February 29, 2012 and February 28, 2011, and for the period from Inception to February 29, 2012 our Board of Directors  approved the issuance of a total of 13,073,441 shares of common stock to I&C in consideration of legal services rendered and recorded a reduction of accrued legal fees of $15,274.

In addition, our Board of Directors approved  (a) the issuance of a total of 2,500,000 shares of common stock to a third party attorney in consideration of legal services rendered and an expense of $ 11,750 based on the stock’s closing market price of $0.0047 on the date of grant; and (b) the issuance of a total of 6,000,000 shares of common stock to a third party marketing consultant in consideration services rendered and an expense of $ 4,800 based on the stock’s closing market price of $0.0008 on the date of grant.

On February 14, 2012 our Board of Directors approved the issuance of 5,000,000 shares to a relative of our CEO for $ 5,000 received on January 3, 2012 based on the stock’s closing market price on the date of grant.The stock issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Technology Transfer and License.

On February 6, 2012, we entered into two related agreements with Three Point Capital (“3PC”).  In exchange for $65,000 in cash and five Class B Units in 3PC’s subsidiary FanCloud, LLC (representing a 5% interest), we transferred certain of our intellectual property related to our mobile application. Concurrently with this transfer, 3PC granted us an exclusive, irrevocable, worldwide license to such transferred technology within the field of cinema.

The $ 65,000 receipt was recorded as “other income” for the three months ended February 29, 2012.

On February 6, 2012, in connection with a Technology and Transfer License (above) with Three Point Capital (“3PC”) our Board of Directors approved the issuance of (i) 1,991,559 shares to three individuals for services, including the development of a long-term business plan and (ii) 1,991,559 shares to 3PC for services rendered, based on the combined fair market value totaling $1,991 of the Company’s common stock at that time.

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

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014. For the three months ended February 29, 2012 and 2011 and the period from Inception to February 29,2012, stock compensation related to this grant was $60,000, $60,000, and $528,667, respectively. Future compensation expense is $240,000 annually through 2014.

NOTE 9 - SUBSEQUENT EVENTS

Convertible Notes

On March 1, 2012, we borrowed $10,000 from an external party for use as operating capital. The parties entered into convertible note payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration date of November 30, 2012. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, per annum, on the unpaid amount. After 180 days, the note is convertible into common stock at a 41% discount of the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.The Company will discount the note by the fair market value of the derivative liability upon inception of the note. This discount will be accreted back to the face value of the note over the note term using the straight line method,

On March 22, 2012, we borrowed $50,000 from a shareholder for use as operating capital. Both parties entered into a loan agreement which makes the Company liable for repayment of the principal and 15% annual interest for the period from inception through its maturity date of March 7, 2013. In the event that the loan is not repaid by its maturity date, the annual interest rate increases to 18% thereafter.

Conversion of short-term convertible debt.

Subsequent to February 29, 2012, the Company issued 5,160,143 shares of common stock to a third party holder of short-term convertible debt for the conversion of $ 2,416 of principal. The conversion prices ranged from $0.00037 to $0.00064 with an effective conversion price of approximately $0.00047.

Subsequent to February 29, 2012, the Company issued 26,099,062 shares of common stock to a third-party holder of short-term convertible debt for the conversion of $15,500 of principal and interest. The conversion prices ranged from $0.00041 to $0.00075 with an effective conversion price of approximately $0.00059.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 29, 2012.

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

Over the next twelve months, Mass Hysteria intends to develop at least one short-film to be interactive with a custom built application (“App”) and beta test it with a live audience.  We intend to outsource the building and testing of the App that will allow audiences to interact, via their handset, between the theatrical movies, other audience members and a cloud server. The nature of the interaction involves social connectivity, conversation between audience members narrative extensions, in-experience gaming and content acquisition. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture -- together these three technologies will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience.

We also intend to enter into negotiations with leading entertainment companies with similar objectives and technologies relating to the creation and exhibition of an interactive viewing experience, with the objective of exploring possible joint ventures and mergers to combine synergies and expertise in the interactive area.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2011

Revenues.  We had no revenues for the three months ended February 29, 2012 compared with nominal revenue of  $37,500 during the three months ended February 28, 2011.  Our revenues in the first three months of 2011 were primarily related to film production revenues.  We did not have any films in production in the first three months ended February 29, 2012.

General and Administrative Expenses.  Our general and administrative expenses increased to $254,216 in the three months ended February 29, 2012 from $224,364 in the comparable period in 2011. The increase was primarily attributable to higher legal and professional fees in the three months ended February 29, 2012 as compared to the comparable period in 2011.

Other Income.  We recorded other income of $65,000 for the three months ended February 29, 2012 resulting from the sale of certain of our intellectual property related to our mobile application for use other than within the field of cinema. There was no such income in the comparable period in 2011.

Interest Expense.  Our interest expense increased to $49,077 in the three months ended February 29, 2012 from $10,674 in the comparable period in 2011. This increase is attributable to increased borrowings during the period and accretion of discount on short term convertible debt.

Gain on Change in Fair Value of Derivative.  We recognized $41,597of gain on change of fair value on derivative in the three months ended February 29, 2012 compared with no such gain in the comparable period in 2011

Net Loss.  Our net loss increased to $207,477 for the three months ended February 29, 2012 from $197,538 for the comparable period in 2011. The increase was primarily attributable to higher interest and general and administrative expense during the three months ended February 29, 2012 from the comparable period in 2011.

The lack of significant revenue in both periods is a direct reflection of the Company’s development stage of introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 to February 29, 2012, the Company has been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $160,145 as of February 29, 2012, consisting of $57,866 in cash, $1,174 in net intangible assets, $5,855 in other assets and $95,250 in capitalized film costs. We had a working capital deficit of $820,654 as of February 29, 2012.

We had total liabilities of $ 1,530,729 as of February 29, 2012, consisting of $884,375 in current liabilities, which included $90,662 of accounts payable; $285,283 of accrued liabilities; $226,080 of accrued payroll; short term debt of $90,000; short term convertible debt of $84,031, net of discount of $32,139, and a derivative liability of $108,319.  Our accrued liabilities include accrued payroll taxes of $72,800 in anticipation of any possible assessments related to our payment of certain accrued salaries to our chief executive officer which were not reported on IRS FormW-2. Our convertible long term debt, net of discount, was $143,293. In addition, since August 2009, a related party has been providing capital for expenses, and purchased predecessor notes, which had a balance of $453,061 as of February 29, 2012. We also have a stand-ready obligation of $50,000.

We had a total stockholders’ deficit of $1,370,584 as of February 29, 2012, and an accumulated deficit as of February 29, 2012 of $7,306,868.

We had $ 6,515 in net cash from our operating activities for the three months ended February 29, 2012, which included $207,477 in net loss, adjusted by:non-cash items of $ 218 in depreciation; $93,817 in share-based compensation; $41,597 in change in fair value of derivative liabilities; $10,781 loss on excess fair value of derivative liability and $36,850 amortization of discount on convertible debt; and operating account variances of $20,492 in increased accounts payable and $93,431 in increased accrued liabilities and payroll. We had no cash provided by investment activities in the three months ended February 29, 2012.

We had $ 47,500 of net cash provided by financing activities for the three months ended February 29, 2012, which included $ 22,500 in convertible debt, $20,000 in other short-term debt (net) and $5,000 from the sale of common stock.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party loans and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern in our prior from 10-K filed with the Securities and exchange Commission for the year ended November 3, 2011. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. Please refer to our annual report on form 10-K to the year ended November 30, 2011 for a more detailed discussion on  critical accounting policies.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 5 of our Annual Report on Form 10-K for the year ended November 30, 2011 filed March 14, 2012.

2.	See our Current Report on Form 8-K dated January 4, 2012 and filed January 13, 2012.

3.
On February 14, 2012, we sold 5,000,000 shares of our common stock to a relative of our chief executive officer for $5,000. The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933.

4.
During the quarter ended February 29, 2012, we issued an aggregate of 49,695,382 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $26,617.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

5.
On March 22, 2012, we issued a debenture in the aggregate amount of $50,000 to a current shareholder for use as operating capital. The debenture bears interest at 15% and has a maturity date of March 7, 2013.  After the maturity date, the debenture bears interest at 18% The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.
Amended and Restated Charter. On January 18, 2012, we filed amended and restated articles of incorporation with an effective date of February 17, 2012, which amended and restated articles (i) increased our authorized common stock to two billion (2,000,000,000) shares; (ii) reduced the par value for its capital stock from $0.001 per share to $0.00001 per share; (iii) granted authority to our board of directors to effectuate a stock split or reverse stock split without stockholder approval; (iv) elected not to be governed by certain provisions pertaining to “resident domestic corporations” under the Nevada Revised Statutes; and (v) elected not to be governed by certain provisions relating to “issuing corporations” under the Nevada Revised Statutes.  A copy of the amended and restated articles was filed as an exhibit to our Definitive Information Statement on Form 14C, filed with the Securities and Exchange Commission on January 13, 2012.

2.
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

3.	On February 28, 2012 our Chief Financial Officer made a short-term interest free advance of $30,000 to us to provide working capital.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Filed as an Exhibit to our Definitive Information Statement on Form 14C, filed with the Securities and Exchange Commission on January 13, 2012 and incorporated herein by reference.
10.1	Technology License Agreement	Filed as an Exhibit to our Annual Report on Form 10-K for the year ended November 30, 2011, filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference.
10.2	Technology Transfer and Stock Issuance Agreement.	Filed as an Exhibit to our Annual Report on Form 10-K for the year ended November 30, 2011, filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

April 30, 2012	/s/ Daniel Grodnik
Daniel Grodnik
President
(Principal Executive Officer)

April 30, 2012	/s/ Alan Bailey
Alan Bailey Chief Financial Officer (Principal Financial and Accounting Officer)