Form 10-Q
period 2012-05-31
Mass Hysteria Entertainment Company, Inc.
filed 2012-07-23
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 19, 2012, 332,090,501shares of our common stock were outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

FORM 10-Q

May 31, 2012

ITEM 1 –FINANCIAL INFORMATION

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
BALANCE SHEETS
As of May 31, 2012 and November 30, 2011
(unaudited)

	May 31,	November 30,
	2012	2011
Assets
Current Assets
Cash	$11,115	$3,851
Accounts receivable, net of allowances for doubtful accounts of $31,616 and $25,000, respectively	-	-
Other assets	5,855	5,855
Total current assets	16,970	9,706
Intangible assets, net	955	1,392
Film costs	95,250	95,250
Total Assets	$113,175	$106,348

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$88,804	$70,170
Accrued liabilities (Note 4)	289,189	246,538
Accrued payroll	258,806	172,181
Short-term debt (Note 5)	140,000	70,000
Short-term convertible debt, net of discount of $49,083 and $41,486, respectively	72,615	78,014
Derivative liability (Note 5)	146,884	116,635
Total current liabilities	996,298	753,538

Convertible long-term debt, net of discount of $51,704 and $61,711, respectively	148,296	138,289
Convertible long-term debt	453,061	453,061
Stand ready obligation	50,000	50,000
Total Liabilities	1,647,655	1,394,888

Stockholders’ Deficit Series A Preferred stock, $0.00001 and $ 0.001 par value, respectively 10,000,000 shares authorized; 10,000 issued and outstanding	-	10
Common stock, $0.00001 and $ 0.001 par value, respectively, 2,000,000,000 and 300,000,000 shares authorized, respectively; 276,292,574 and 108,431,950 shares issued and outstanding as of May 31, 2012 and November 30, 2011, respectively.	2,763	108,431
Additional paid-in capital	6,091,682	5,702,411
Deficit accumulated during the development stage	(7,628,925)	(7,099,392)
Total Stockholders’ Deficit	(1,534,480)	(1,288,540)

Total Liabilities and Stockholders’ Deficit	$113,175	$106,348
See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended May 31, 2012 and 2011,
and for the period from Inception to May 31, 2012
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,		For the Period from August 5, 2009 (Inception) to May 31,
	2012	2011	2012	2011	2012

Revenue	$-	$10,000	$-	$47,500	$72,500

Operating expenses:
General and administrative	246,062	258,213	500,278	482,577	2,921,867
Selling expense	-	-	-	-	30,573
Total operating expenses	246,062	258,213	500,278	482,577	2,952,440
Operating loss	(246,062)	(248,213)	(500,278)	(435,077)	(2,879,940)

Other income (expense):
Other income	6	-	65,006	-	65,006
Interest income	-	92	-	92	426
Interest expense	(43,363)	(31,792)	(92,440)	(42,466)	(270,785)
Excess of fair value of derivative	(125,374)	(9,884)	(136,155)	(9,884)	(163,246)
Gain (loss) on change in fair value of
derivative liability	92,737	(2,768)	134,334	(2,768)	176,492
Total other income (expense)	(75,994)	(44,352)	(29,255)	(55,026)	(192,107)

Net loss	$(322,056)	$(292,565)	$(529,533)	$(490,103)	$(3,072,047)

Basic and diluted weighted average shares
outstanding	227,887,555	80,682,599	188,220,060	80,420,582

Basic and diluted net loss from continuing
Operations per share	- *	- *	- *	- *

*Amount was less than $0.01 per share

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2012 and 2011,
and for the period from Inception to May 31, 2012
(Unaudited)

	May 31, 2012	May 31, 2011	For the Period from August 5, 2009 (Inception) to May 31, 2012

Cash Flows from Operating Activities:
Net loss	$(529,533)	$(490,103)	$(3,072,047)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	437	522	2,185
Bad debt expense	-	-	25,000
Share-based compensation	176,610	120,000	1,028,177
Loss on settlement of convertible notes	-	-	(14,000)
Contributed services	-	-	89,500
Change in fair market value of derivative liability	(134,334)	13,199	(176,492)
Loss on excess fair value of derivative liability	136,155	-	163,246
Amortization of discount on convertible debt	67,409	20,750	170,820
Changes in operating assets and liabilities:
Accounts receivable	-	(28,819)	(2,797)
Prepaid expenses	-	1,214	(295)
Accounts payable	18,634	38,936	102,169
Accrued liabilities	45,261	134,625	230,297
Accrued payroll	86,625	-	261,733
Bank credit line	-	-	(1,156)
Net cash used in operating activities	(132,736)	(189,676)	(1,193,660)

Cash Flows from Investing Activities:
Film costs	-	-	(32,000)
Other assets	-	-	1,214
Net cash used in investing activities	-	-	(30,786)
Cash Flows from Financing Activities:
Stand-ready obligation	-	50,000	25,000
Proceeds from issuance of convertible debt	65,000	-	402,500
Proceeds from issuance of convertible debt to related
parties	-	290,000	453,061
Proceeds from issuance of short-term debt, net of payments	70,000	-	140,000
Proceeds from sale of common stock	5,000	-	215,000
Net cash provided by financing activities	140,000	340,000	1,235,561

Net increase in cash and cash equivalents	7,264	150,324	11,115

Cash and cash equivalents, beginning balance	3,851	780	-
Cash and cash equivalents, ending balance	$11,115	$151,104	$11,115

See notes to financial statements

	May 31, 2012	May 31, 2011	For the Period from August 5, 2009 (Inception) to May 31, 2012

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt	$65,412	$-	$156,680
Cash received under subscription agreement	$-	$-	$200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	$-	$-	$40,000
Common stock issued in lieu of cash payment for script costs	$-	$-	$23,250
Fair value of beneficial conversion feature received on convertible note payable	$-	$75,000	$75,000
Derivative liability relieved by conversion	$36,572		$36,572

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Mass Hysteria Entertainment Company, Inc. ("MHe", “Mass Hysteria” or the “Company”) is an innovative development-stage entertainment company working on creating real time interactive capacity through Smart Phones and Tablets for Movies. Additionally, Mass Hysteria produces movies for theatrical, DVD, Cable and television distribution. These traditional revenue streams are pursued concurrently as we identify revenue streams that will define new media's involvement in the entertainment business such as downloading applications to smart phones that will allow theater-goers to "participate" with the experience. We will outsource development of our own mobile applications to exploit these new revenue streams; however, our success will depend on our ability to raise capital, as well as generate revenues from our current operations (see Note 3). There are technology and competitive risks associated with interactive mobile devices and related entertainment events.

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

As of May 31, 2012 and November 30, 2011, the Company’s derivatives which include the embedded conversion feature on the convertible note payable were considered level 2 financial instruments. See Note 5 for valuation technique and assumptions used. The Company's financial remaining instruments consisted primarily of (level 1), accounts payable, accrued liabilities, and short-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of May 31, 2012 and November 30, 2011 due to the short-term nature of these instruments. The Company did not have any level 3 instruments at May 31 2012 and November 30, 2011.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expect to collect, are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of May 31, 2012 and November 30, 2011, the Company reserved $31,616 and $25,000 respectively against accounts receivable.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. At May 31, 2012, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768,454 shares relative to convertible notes to a related party (post conversion) beginning in February 2015; (3) approximately 325,000,000 shares relative to convertible notes (post conversion) beginning in June 2012 and (4) 270,270 shares related to the warrant issued with the August 9, 2011 $37,500 convertible note. The proceeding common equivalent was excluded from the diluted net loss per share as the affects would have been anti-dilutive.

New Accounting Pronouncements

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	May 31, 2012	November 30, 2011

Accrued interest	$98,389	$75,973
Accrued consulting fees	91,000	91,000
Accrued payroll taxes	81,800	63,800
Other accrued expenses	18,000	15,765
Total accrued liabilities	$289,189	$246,538

Accrued interest at May 31, 2012 represents interest on convertible long-term debt from a related party, convertible long-term debt from an external party, and convertible and non-convertible short-term debt from multiple external parties. Accrued consulting fees are for script writers and a film consultant.

On December 17, 2009, the Company entered into an employment agreement with our President and Chief Executive Officer (“CEO”) which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014. The Company pays these wages at various times as capital becomes available. As of May 31, 2012, accrued wages due the CEO were $ 230,681 and are reflected as accrued payroll on the accompanying balance sheet. The CEO’s compensation is required to be reported on IRS Form W-2; however, no such reporting has been made by the Company. Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation which includes the contemplation of penalties and interest estimated to cumulatively total $81,800 and $ 63,800 through May 31, 2012 and November 30, 2011, respectively.

NOTE 5 - BORROWINGS

Related Parties

On February 28, 2012 our Chief Financial Officer made an interest free short-term, interest-free advance of $30,000 to the Company to provide working capital, which is also outstanding at May 31, 2012.

Convertible Long-term Debt

From July 2009 to November, a former related party and significant stockholder of the Company made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009. During the quarter ended May 31, 2010, $55,268 of convertible debt acquired by this former related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability. During the quarter ended February 28, 2010, this holder advanced the Company $88,199 in working capital for operations. Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362. Such note is convertible into 4,229,512 common shares, based on $0.08 share price. The convertible note bears interest at 6% per annum, and is due February 28, 2015. During the quarter ended May 31, 2010, this holder advanced the Company an additional $75,383, for which an additional note agreement was effected. Such note is convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015. During the quarter ended August 31, 2010, the holder advanced the Company an additional $33,511, for which an additional note agreement was effected, which dictates that the note will be convertible into 837,775 common shares based on a fixed conversion price of $0.04, interest at 6% per annum, due August 31, 2015. During the quarter ended November 30, 2010, this holder advanced the Company an additional $5,805, for which an additional note was effected, which indicates that the note will be convertible at a fixed conversion price of $0.03 per share, interest at 6%, per annum. The notes are immediately convertible; no beneficial conversion feature was deemed applicable at the date of issuance.  As of May 31, 2012 and November 30, 2011 the Company has accrued $68,492 and $54,863 of interest expense related to these notes respectively.

Short-term Convertible Debt with Ratchet Provisions

On February 23, 2011 March 1, 2011 May 6, 2011, August 9, 2011, October 18, 2011, January 11, 2012, March 1, 2012 and May 9, 2012 the Company borrowed $42,500, $12,500, $35,000, $37,500, $ 10,000, $ 22,500, $10,000 and $ 32,500, respectively, from external parties for use as operating capital. The parties entered into convertible notes payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration dates ranging between November 28, 2011 and February 11, 2013. If a default is called by the lender after failure to repay principal or interest when due, a default interest rate of 22% per annum is triggered and retrospectively applied from notes’ inception date on the unpaid amount.  As of May 31, 2012, none of the holders have held the Company in default for non-payment.

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

The Company discounts the notes by the fair market value of the derivative liability upon inception of each note. These discounts will be accreted back to the face value of the notes over the note term.

Additionally, the $37,500 convertible note agreement entered into on August 9, 2011 contained an attached warrant to purchase 1 million shares of Company common stock at a fixed price of $0.001 per share. The warrant has a five year life, expiring on August 9, 2016. Using the Black-Scholes pricing model, along with the inputs listed directly below, we calculated the fair market value of this warrant to be $1,055 and $9,895 at May 31, 2012 and November 30, 2011. Because the warrant reflected a derivative liability, the entire value was recorded as a loss on derivative at the date of grant and the liability is recorded on the face of the financial statements. Additionally, this derivative liability will be revalued each quarterly reporting period.

	May 31, 2012	November 30, 2011
Annual dividend yield	-	-
Expected life (years)	4.18	5.0
Risk-free interest rate	.67%	.91%
Expected volatility	248%	269%

The Company calculated the derivative liability using the Black-Scholes pricing model for each note upon inception and recorded the fair market value of the derivative liability as a discount to the note. When a derivative liability associated with a convertible note is in excess of the face value of the convertible note, the excess of fair value of derivative is charged to the statement of operations.

The derivative liabilities associated with these convertible notes were revalued during the quarter when and if principal was converted and as of May 31, 2012 using the Black-Scholes Model with the below range of inputs. Upon conversion of all or a portion of the convertible notes, the derivative liability associated with the principal converted is valued immediately before conversion using the Black-Scholes model.  The change in fair value of the derivative liability associated with the principal converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital.

As of May 31, 2012 and November 30, 2011 the Company’s has outstanding principal amounts on convertible debt of $121,700 and $119,500, respectively.  At these notes inception, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on a straight-line method are $49,083 and $41,486 as of May 31, 2012 and November 30, 2011, respectively. During the three and six months ended May 31, 2012, interest expense from accretion of the discount, including, converted notes, was $25,556 and $57,402, respectively.

During the six months ended May 31, 2012, lenders of convertible notes converted approximately $65,412 of principal and interest thereon through the issuance of 122,250,604 shares. The remaining derivative liability written off from converted principal credited to additional paid-in capital was $36,572 for the six months ended May 31, 2012. As part of these conversions the convertible notes from February 28, 2011 and May 6, 2011 were fully satisfied.

Aggregate derivative liabilities associated with remaining convertible notes were $146,884 as of May 31, 2012. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a gain in fair value of derivative liability of $134,334 during the six months ended May 31, 2012.

As of May 31, 2012 and November 30, 2011, the range of inputs used to calculate derivative liabilities noted above were as follows:

	May 31, 2012		November 30, 2011
Annual dividend yield	-		-
Expected life (years)	.001 - .75	yrs	.01 - .63	yrs
Risk-free interest rate	.03% - .16%		.01% - .09%
Expected volatility	114% - 288%		52% - 235%

The range of inputs used to calculate derivative liabilities on those convertible notes converted during the quarter ended May 31, 2012 were as follows:

Annual dividend yield	-
Expected life (years)	-
Risk-free interest rate	0.03% - 0.08%
Expected volatility	114%-122%

Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital. The parties entered into a long term convertible note agreement which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014. Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. As a result, the Company will be liable to issue up to 12,500,000 shares common stock upon conversion. Based on a $0.022 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the BCF. As such, the Company discounted the note by the value of the BCF upon inception of the note. During the three and six months ended May 31, 2012 interest expense from accretion of the discount was $5,003 and $10,007, respectively, leaving a remaining discount of $51,704 as of May 31, 2012. The discount is being amortized using the straight line method over the term of the note.

Other

On July 13, 2010 and March 22, 2012 the Company borrowed $60,000 and $50,000 respectively from a shareholder for use as operating capital. Both parties entered into loan agreements which make the Company liable for repayment of the principal and 15% and 18%, respectively, of annual interest for the period from inception through maturity dates of January 11, 2013 and March 7, 2013 respectively.  During the three and six months ended May 31, 2012 and May 31, 2011 the Company incurred and accrued $5,945, $4,500 and $2,250, $4,500 in interest expense on these loans. As of May 31, 2012 and November 30, 2011 the Company had cumulatively accrued interest of $18,402 and $11,416 respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Office Lease

On April 14, 2011, the Company entered into a lease for office space for one (1) year and currently leases the same space on a month-to-month basis requiring monthly payments of $2,927 in addition to a security deposit of $5,855 (equal to 2 month’s rent in advance).

Consulting Agreement

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy. His role was to create and write our movies. Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock, and an initial monthly fee of $10,000 for a minimum of one year. During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010. As of May 31, 2012 and November 30, 2011, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet. This agreement terminated in August 2010.

Stand-Ready Obligation

During the production of the film Carjacked, the production company Carjacked Entertainment, LLC and Carjacked Investments, LLC (collectively “Carjacked LLC’s”) obtained financing from Wet Rose Productions, LLC (“Wet Rose”) in the amount of $850,000. Grodfilm Corp, owned by the Company's CEO, is the managing member of the LLC's and acts on behalf of 9207-8856 Quebec Inc, a Quebec company and owner of the copyright to the motion picture "Carjacked".

On October 5, 2010, the Company entered into an indirect guarantee of the indebtedness in which the Company guaranteed any shortfalls in repayment of the $850,000 of debt related to the investment provided by Wet Rose up to an amount not to exceed $250,000. The financing from Wet Rose becomes due and payable at a date which is 30 months after first release of the film Carjacked. The film was released on November 22, 2011 and accordingly a payable may become due in approximately 24 months on May 22, 2014. As of May 31 2012 and November 30, 2011, management evaluated the guarantee liability under ASC 460-10 – “Guarantees” and ASC 450-20 – “Loss Contingencies” by reviewing the projected ability of the Carjacked film to repay the obligation under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses. As of May 31, 2012 and November 30, 2011 management believes that it is too early in the film’s release cycle and guarantee contract to make a reasonable estimate of probable losses.

Funding of the film closed on December 23, 2010. In connection therewith, as consideration, the Company would receive a $50,000 “guarantor fee” upon close of production funding for the motion picture Carjacked, which was recorded as a stand-ready obligation liability until the contingency is resolved over the 30-month period. The Company received $25,000 of the total $50,000 during fiscal 2011. The remaining $25,000 was initially recorded as a receivable and reserved against as of May 31, 2012 and November 30, 2011 as Management determined collectability was in doubt.

Movie Rights Option Contract

On November 1, 2010, the Company entered in to an “option/purchase” agreement with Richard Taylor (the “Writer”) in which the Company would be granted the exclusive right and option (“Option”) to acquire all motion picture, television and allied and ancillary rights to the Writer’s screenplay – “Bad Monday”. The initial term of this option agreement was for one year; however the Company subsequently obtained an extension through October 31, 2012. As consideration, the Company paid the Writer $2,000. If the Company exercises the Option, the Writer would be paid a purchase price of between $40,000 and $100,000, depending on the final production budget for the motion picture. Additionally, the Writer would be entitled to 5% of the net proceeds of the picture, and an additional 2.5% of net proceeds if the Writer received shared writing credit on the picture.

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

Stock Incentive Plan

On March 13, 2012, our Board of Directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either common stock or stock options under the plan is 56,000,000 shares, subject to adjustment.  As of May 31, 2012, 15,053,464 shares have been granted under the plan.

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

Issuance of Common Stock for Services Rendered

On February 8, 2011, the Company entered into a Fee Agreement pursuant to which the Company agreed to issue common stock to Indeglia & Carney, P.C. (“I&C”) for legal services rendered to the Company. During the six months ended May 31, 2012 our Board of Directors approved the issuance of a total of 28,126,905 shares of common stock to I&C in consideration of legal services rendered and recorded a reduction of accrued legal fees of $33,553. For the six months ended May 31, 2011, the Board of Directors approved the issuance of a total of 1,320,000 shares of common stock to I&C in consideration of legal services rendered and recorded a reduction of accrued legal fees of $26,820 during for period.

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
The $ 65,000 receipt was recorded as “other income” in the three months ended February 29, 2012.

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

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014. For the three and six months ended May 31, 2012 and 2011 and the period from Inception to May 31,2012, stock compensation related to this grant was $60,000, $120,000, $60,000, $120,000, and $588,667, respectively. Future compensation expense is $240,000 annually through 2014.

NOTE 9 - SUBSEQUENT EVENTS

Conversion of short-term convertible debt.

Subsequent to May 31, 2012, the Company issued a total of 40,984,189 shares of common stock to a third party holder of short-term convertible debt for the conversion of $17,700 of principal and $1,400 in accrued interest. The conversion prices ranged from $0.00041 to $0.00049 with an effective conversion price of approximately  $0.00043.

Issuance of Common Stock Related to Services Rendered

On June 27, 2012 our Board of Directors approved the issuance of 14,813,742 shares of common stock to I&C in consideration of legal services rendered and accordingly recorded a reduction of accrued legal fees.

Film Finance Agreement

On May 11, 2012, the Company entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”), under which CRCP agreed to provide up to $300,000 in financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 was paid to the Company on June 12, 2012.  The balance is due from CRCP within two weeks prior to the start of filming,  provided that a completion bond is in place and the Company has received a commitment letter from a senior debt lender with respect to financing  the balance of budgeted production costs. In consideration of CRCP’s investment, the Company agrees to pay CRCP a bonus of up to $50,000 and a minimum of 20% perpetual equity interest in the adjusted gross receipts of the subject motion picture.  If the motion picture is abandoned, the Company is required to repay the CRCP for all funds actually paid to the Company, plus interest of 12% per annum.

The Picture will be produced through a to-be-formed single purpose production services entity and is budgeted at a production cost of approximately $1.8 million. The Company will retain the copyright.  The Company intends to remit the balance of monies to be received of $200,000 from CRCP to this production services entity net of pre-production costs already paid by the Company associated  with producing the picture. To date, approximately $55,000 of the initial $100,000 payment have been used for pre-production costs including advance payments to the director, producer and the project law firm. Mr. Grodnik will act as the physical producer for the picture for the Company.

The picture has received pre-approval from the State of Alabama for eligibility to a production incentive amounting to approximately $420,000 in return for the filming of the picture in that State. In addition, the Company is currently negotiating distribution agreements for North America, Foreign and Latin America for which it expects to receive minimum guarantees of not less than $500,000, $400,000 and $200,000, respectively. These amounts, together  with the CRCP financing,  will be used to fund the production cost of the picture. The Company will derive revenue from its producer's fee of $150,000 and potentially from the Company's share of distribution proceeds derived from its distributors beyond the minimum guarantees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2012.

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

Plan of Operations for the Next Twelve Months

We are in the development stage and consequently is subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of our  technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations and dependence on key personnel. To achieve successful operations, we will require additional capital to finance the acquisition of film properties and their attendant costs, further development of our interactive technology, marketing and the creation and rendering of second screen content for original and repurposed movies for interactivity. No assurance can be given as to the timing or ultimate success of obtaining future funding.

Over the next twelve months, we intend to develop at least one short-film to be interactive with a custom built application (“App”) and beta test it with a live audience.  We intend to outsource the building and testing of the App that will allow audiences to interact, via their handset, between the theatrical movies, other audience members and a cloud server. The nature of the interaction involves social connectivity, conversation between audience members narrative extensions, in-experience gaming and content acquisition. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture -- together these three technologies will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience.

We also intend to enter into negotiations with leading entertainment companies with similar objectives and technologies relating to the creation and exhibition of an interactive viewing experience, with the objective of exploring possible joint ventures and mergers to combine synergies and expertise in the interactive area.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MAY 31, 2012 COMPARED TO THREE MONTHS ENDED MAY 31, 2011

Revenues.  We had no revenues for the three months ended May 31, 2012 compared with revenues of $10,000 during the three months ended May 31, 2011.  Our revenues in the first three months of 2011 were primarily related to film production revenues.  We did not have any films in production in the first three months ended May 31, 2012.

General and Administrative Expenses.  Our general and administrative expenses decreased to $246,062 in the three months ended May 31, 2012 from $258,213 in the comparable period in 2011.  The decrease was primarily attributable to timing of stock-based compensation and professional fees rendered.

Interest Expense.  Our interest expense increased to $43,363 in the three months ended May 31, 2012 from $31,792 in the comparable period in 2011.  This increase is attributable to increased borrowings during the period and related accretion of discount on short term convertible debt.

Net Loss.  Our net loss increased to $322,056 for the three months ended May 31, 2012 from $292,565 for the comparable period in 2011.  The increase was primarily attributable to higher interest expense and  non-cash related items including the change in fair value of derivative liabilities and charges for excess fair value of derivative liabilities over the face value of the related convertible notes.

The lack of significant revenue in both periods is a direct reflection of our development stage of introducing a new focus and business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 to May 31, 2012, we have been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED MAY 31, 2012 COMPARED TO SIX MONTHS ENDED MAY 31, 2011

Revenues. We had no revenues for the six months ended May 31, 2012 compared with revenues of $47,500 during the six months ended May 31, 2011. Our revenues in the first six months of 2011 were primarily related to film production revenues. We did not have any films in production during the first six months ended May 31, 2012.

General and Administrative Expenses. Our general and administrative expenses increased to $500,278 in the six months ended May 31, 2012 from $482,577 in the comparable period in 2011. The increase was primarily attributable to higher legal and professional fees in the six months ended May 31, 2012 as compared to the comparable period in 2011.

Other Income. We recorded other income of $65,006 for the six months ended May 31, 2012 resulting from the sale of certain of our intellectual property related to our mobile application in the initial stages of development, for use other than within the field of cinema. There was no such income in the comparable period in 2011.

Interest Expense. Our interest expense increased to $92,440 in the six months ended May 31, 2012 from $42,466  in the comparable period in 2011. This increase is attributable to increased borrowings of convertible debt during the period and accretion of discount on short term convertible debt.

Net Loss. Our net loss increased to $529,533 for the six months ended May 31, 2012 from $490,103 for the comparable period in 2011. The increase was primarily attributable to higher interest and general and administrative expense during the six months ended May 31, 2012 from the comparable period in 2011.

The lack of significant revenue in both periods is a direct reflection of our development stage of introducing a new focus and business plan. As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 to May 31, 2012, we have been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $113,175 as of May 31, 2012, consisting of $11,115 in cash, $955 in net intangible assets, $5,855 in other assets and $95,250 in capitalized film costs. We had a working capital deficit of $979,328 as of May 31, 2012.

We had total liabilities of $1,647,655 as of May 31, 2012, consisting of $996,298 in current liabilities, which included $88,804 of accounts payable; $289,189 of accrued liabilities; $258,806 of accrued payroll; short term debt of $140,000; short term convertible debt, net of discount of $72,516, and a derivative liability of $146,884. Our accrued liabilities include accrued payroll taxes of $81,800 in anticipation of any possible assessments related to our payment of certain accrued salaries to our chief executive officer which were not reported on IRS FormW-2. Our convertible long term debt, net of discount, was $148,296. In addition, from August 2009 to November 2010,, a former related party and significant stockholder provided capital for expenses, and purchased predecessor notes, which had a balance of $453,061 as of May 31, 2012. We also have a stand-ready obligation of $50,000.

We had a total stockholders’ deficit of $1,534,480 as of May 31, 2012, and an accumulated deficit as of May 31, 2012 of $7,628,925.

We used $132,736 in net cash from operating activities for the six months ended May 31, 2012, which included $529,533 in net loss, adjusted by: non-cash items of $437 in depreciation; $176,610 in share-based compensation; $134,334 in change in fair value of derivative liabilities; $136,155 loss on excess fair value of derivative liability, $67,409 amortization of discount on convertible debt; and operating account variances of $150,520.

We had no cash provided by investment activities in the six months ended May 31, 2012.

We had $140,000 of net cash provided by financing activities for the six months ended May 31, 2012, which included $65,000 in convertible debt, $70,000 in other short-term debt (net) and $5,000 from the sale of common stock.

On May 11, 2012, we entered into a film financing agreement with Coral Ridge Capital Partners, LLC (“CRCP”), under which CRCP agreed to provide up to $300,000 in financing towards the production of the motion picture currently entitled “End of the Gun” (the “Picture”).  The Picture will be produced through a to-be-formed single purpose production services entity and is budgeted at a production cost of approximately $ 1.8 million. The Company will retain the copyright.  The Company intends to remit the balance of monies received from CRCP to this production services entity net of pre-production costs already paid by the Company associated  with producing the picture. To date, approximately $55,000 of the initial $100,000 payment have been used for pre-productions costs including advance payments to the director, producer and the project law firm. Mr. Grodnik will act as the physical producer for the picture for the Company.

The picture has received pre-approval from the State of Alabama for eligibility to a production incentive amounting to approximately $ 420,000 in return for the filming of the picture in that State. In addition, the Company is currently negotiating distribution agreements for North America, Foreign and Latin America for which it expects to receive minimum guarantees of not less than $500,000, $400,000 and $200,000, respectively. These amounts, together  with the CRCP financing,  will be used to fund the production cost of the picture. The Company will derive revenue from its producer's fee of $ 150,000 and potentially from the Company's share of distribution proceeds derived from its distributors beyond the minimum guarantees.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.   These factors raise substantial doubt about our ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party loans and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern in our prior from 10-K filed with the Securities and exchange Commission for the year ended November 31, 2011.In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. During the quarter ended May 31, 2012, we issued an aggregate of 72,555,222 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $38,796.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

2. On July 9, 2012, we issued an 8% convertible promissory note in the aggregate principal amount of $30,000 to a single accredited investor. The note has a maturity date of April 11, 2013. Beginning January 5, 2013, this note is convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Film Finance Agreement

On May 11, 2012, we entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”), under which , CRCP agreed to provide up to $300,000 in financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture").  The initial $100,000 was paid to us on June 12, 2012.  The balance is due from CRCP within two weeks prior to the start of filming, provided that a completion bond is in place and we have received a commitment letter from a senior debt lender with respect to financing  the balance of budgeted production cost. In consideration of CRCP’s investment, we agreed to pay CRCP a bonus of up to $50,000 and a minimum of 20% perpetual equity interest in the adjusted gross receipts of the subject motion picture.  If the motion picture is abandoned, we are required to repay the CRCP for all funds actually paid to us, plus interest of 12% per annum.

The Picture will be produced through a to-be-formed single purpose production services entity and is budgeted at a production cost of approximately $ 1.8 million. The Company will retain the copyright.  The Company intends to remit the balance of monies received from CRCP to this production services entity net of pre-production costs already paid by the Company associated  with producing the picture. To date, approximately $55,000 of the initial $100,000 payment have been used for pre-productions costs including advance payments to the director, producer and the project law firm. Mr. Grodnik will act as the physical producer for the picture for the Company.

The picture has received pre-approval from the State of Alabama for eligibility to a production incentive amounting to approximately $ 420,000 in return for the filming of the picture in that State. In addition, the Company is currently negotiating distribution agreements for North America, Foreign and Latin America for which it expects to receive minimum guarantees of not less than $500,000, $400,000 and $200,000, respectively. These amounts, together  with the CRCP financing,  will be used to fund the production cost of the picture. The Company will derive revenue from its producer's fee of $ 150,000 and potentially from the Company's share of distribution proceeds derived from its distributors beyond the minimum guarantees.

Amendment to Convertible Notes

On July 5, 2012, we executed Amendment No. 1 to Convertible Promissory Note for each of the August 9, 2011; October 28, 2011; January 4, 2012 and May 9, 2012 8% Convertible Promissory Notes in the principal amounts of $37,500, $10,000, $22,500 and $32,500, respectively, pursuant to which Section 1.1 of each of these notes were amended to increase the maximum amount of shares issuable upon conversions from 4.99% of our common stock to 9.99%.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

4.1	8% Convertible Promissory Note dated July 9, 2012 in the aggregate principal amount of $30,000	Filed herewith.
4.2	Form of Amendment No. 1 to Convertible Promissory Note.	Filed herewith.
10.1	Securities Purchase Agreement dated July 9, 2012.	Filed herewith.
10.2	Agreement with Coral Ridge Capital Partners, LLC	Filed herewith.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

July 23, 2012	/s/ Daniel Grodnik
Daniel Grodnik
President
(Principal Executive Officer)

July 23, 2012	/s/ Alan Bailey
Alan Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)