Form 10-Q
period 2012-08-31
Mass Hysteria Entertainment Company, Inc.
filed 2012-10-22
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission File No.: 000-53739

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3107499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of October 22, 2012, 524,316,722shares of our common stock were outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
FORM 10-Q
August 31, 2012

ITEM 1 –FINANCIAL INFORMATION

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
BALANCE SHEETS
As of August 31, 2012 and November 30, 2011
(Unaudited)

	August 31,	November 30,
	2012	2011
Assets
Current Assets
Cash	$14,280	$3,851
Accounts receivable, net of allowances for doubtful accounts of $31,616 and $25,000, respectively	-	-
Other assets	5,855	5,855
Total current assets	20,135	9,706
Intangible assets, net	737	1,392
Film costs	95,250	95,250
Total Assets	$116,122	$106,348

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$82,981	$70,170
Accrued liabilities (Note 4)	308,105	246,538
Accrued payroll	279,596	172,181
Short-term debt (Note 5)	240,000	70,000
Short-term convertible debt, net of discount of $48,390 and $41,486, respectively (Note 5)	34,110	78,014
Derivative liability (Note 5)	70,705	116,635
Total current liabilities	1,015,497	753,538
Convertible long-term debt, net of discount of $46,700 and $61,711, respectively (Note 5)	606,361	591,350
Stand ready obligation	250,000	50,000
Total Liabilities	1,871,858	1,394,888

Stockholders’ Deficit Series A Preferred stock, $0.00001 and $ 0.001 par value, respectively 10,000,000 shares authorized; 10,000 issued and outstanding	-	10
Common stock, $0.00001 and $ 0.001 par value, respectively, 2,000,000,000 and 300,000,000 shares authorized, respectively; 474,731,356 and 108,431,950 shares issued and outstanding as of August 31, 2012 and November 30, 2011, respectively.	4,747	108,431
Additional paid-in capital	6,344,141	5,702,411
Deficit accumulated during the development stage	(8,104,624)	(7,099,392)
Total Stockholders’ Deficit	(1,755,736)	(1,288,540)

Total Liabilities and Stockholders’ Deficit	$116,122	$106,348

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended August 31, 2012 and 2011,
and for the period from Inception to August  31, 2012
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,		For the Period from August 5, 2009 (Inception) to August 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$47,500	$72,500

Operating expenses:
General and administrative	245,271	248,219	745,549	730,796	3,167,138
Selling expense	-	-	-	-	30,573
Total operating expenses	245,271	248,219	745,549	730,796	3,197,711
Operating loss	(245,271)	(248,219)	(745,549)	(683,296)	(3,125,211)

Other income (expense):
Other income	-	-	65,006	-	65,006
Interest income	-	92	-	184	426
Interest expense	(46,722)	(48,462)	(139,162)	(90,928)	(317,507)
Excess of fair value of derivative	(77,095)	(10,656)	(213,250)	(20,540)	(240,341)
Gain on fair value of derivative liability	93,389	29,436	227,723	26,668	269,881
Loss on guarantee	(200,000)	-	(200,000)	-	(200,000)
Total other income (expense)	(230,428)	(29,590)	(259,683)	(84,616)	(422,535)

Net loss	$(475,699)	$(277,809)	$(1,005,232)	$(767,912)	$(3,547,746)

Basic and diluted weighted average shares
Outstanding	354,251,946	82,832,739	243,765,406	81,230,500

Basic and diluted net loss from continuing
Operations per share	- *	- *	- *	(0.01)

*Amount was less than $0.01 per share

See notes to financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2012 and 2011,
and for the period from Inception to August 31, 2012
(Unaudited)

	August 31, 2012	August 31, 2011	For the Period from August 5, 2009 (Inception) to August 31, 2012
Cash Flows from Operating Activities:
Net loss	$(1,005,232)	$(767,912)	$(3,547,746)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	655	783	2,403
Bad debt expense	-	-	25,000
Share-based compensation	268,668	202,250	1,120,235
Loss on settlement of convertible notes	-	-	(14,000)
Contributed services	-	-	89,500
Change in fair market value of derivative liability	(227,723)	(26,668)	(269,881)
Loss on excess fair value of derivative liability	213,250	20,540	240,341
Amortization of discount on convertible debt	103,106	60,041	206,517
Loss on increase in stand ready obligation	200,000	-	200,000
Changes in operating assets and liabilities:
Accounts receivable	-	(28,818)	(2,797)
Prepaid expenses	-	1,213	(295)
Accounts payable	12,811	56,818	96,346
Accrued liabilities	67,479	165,443	252,515
Accrued payroll	107,415	-	282,523
Bank credit line	-	-	(1,156)
Net cash used in operating activities	(259,571)	(316,310)	(1,320,495)

Cash Flows from Investing Activities:
Film costs	-	-	(32,000)
Other assets	-	-	1,214
Net cash used in investing activities	-	-	(30,786)
Cash Flows from Financing Activities:
Stand-ready obligation	-	50,000	25,000
Proceeds from issuance of convertible debt	95,000	-	432,500
Proceeds from issuance of convertible debt to related parties	-	327,500	453,061
Proceeds from issuance of short-term debt	180,000	-	250,000
Payments on short-term debt	(10,000)	-	(10,000)
Proceeds from sale of common stock	5,000	-	215,000
Net cash provided by financing activities	270,000	377,500	1,365,561

Net increase in cash and cash equivalents	10,429	61,190	14,280

Cash and cash equivalents, beginning balance	3,851	780	-
Cash and cash equivalents, ending balance	$14,280	$61,970	$14,280

See notes to financial statements

	August 31, 2012	August 31, 2011	For the Period from August 5, 2009 (Inception) to August 31, 2012

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest	$137,912	$10,000	$229,180
Cash received under subscription agreement	$-	$-	$200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	$-	$-	$40,000
Common stock issued in lieu of cash payment for script costs	$-	$-	$23,250
Fair value of beneficial conversion feature received on convertible note payable	$-	$75,000	$75,000
Derivative liability relieved by conversion	$126,457	$-	$126,457

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require the Company's most significant, difficult and subjective judgments include the valuation and recognition of share-based compensation, evaluation of the Company’s stand-ready obligation and values of derivative instruments. We use the Black-Scholes valuation model for simplicity purposes to value derivative instruments. Various valuation techniques render varying amounts. We consistently use this model and use inputs that are appropriate. As the Company develops its technologies, and capitalization of costs occurs, the carrying value of those long-lived assets will need to be evaluated for impairment.

We base our estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources.

Actual results could differ materially from these estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of August 31, 2012 and November 30, 2011, the Company’s derivatives which include the embedded conversion feature on the convertible note payable were considered level 2 financial instruments. See Note 5 for valuation technique and assumptions used. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or they are payable on demand. The Company did not have any level 3 instruments at August 31, 2012 and November 30, 2011.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses and represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expect to collect, are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of August 31, 2012 and November 30, 2011, the Company reserved $31,616 and $25,000 respectively against accounts receivable.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding. At August 31, 2012, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768,454 shares relative to convertible notes to a former related party (post conversion) beginning in February 2015; (3) approximately 194,887,620 shares relative to convertible notes (post conversion) beginning in September 2012 and (4) 206,349 shares related to the warrant issued with the August 9, 2011 $37,500 convertible note. The proceeding common stock equivalents were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	August 31, 2012	November 30, 2011

Accrued interest	$106,111	$75,973
Accrued consulting fees	91,000	91,000
Accrued payroll taxes	89,994	63,800
Other accrued expenses	21,000	15,765
Total accrued liabilities	$308,105	$246,538

Accrued interest at August 31, 2012 represents interest on convertible long-term debt and convertible and non-convertible short-term debt from multiple external parties. Accrued consulting fees are for script writers and a film consultant.

On December 17, 2009, the Company entered into an employment agreement with our President and Chief Executive Officer (“CEO”) which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014. As of August 31, 2012 and November 30, 2011, accrued and unpaid wages due the CEO of $228,971 and $172,181, respectively, are reflected as accrued payroll on the accompanying balance sheet. The portion of the CEO’s paid compensation is required to be reported on IRS Form W-2; however, only partial reporting has been made by the Company to date.  Payroll taxes are accrued for the CEO’s salary on which reporting is due to properly reflect the amount of the employer’s share of payroll taxes related to his paid compensation, which includes the contemplation of penalties and interest estimated to cumulatively total $89,994 and $63,800 through August 31, 2012 and November 30, 2011, respectively.

The Company entered into an employment agreement as of February 3, 2012 with our Chief Financial Officer (“CFO”) which provides for a base salary of $90,000 per year, payable monthly, on a month-to-month basis. The Company pays these wages only as capital becomes available. No wages have been paid to date. As of August 31, 2012, accrued wages due the CFO were $50,625 and are reflected as accrued payroll on the accompanying balance sheet.

NOTE 5 – BORROWINGS

Short-Term Debt

(A)	Related Parties

On February 28, 2012, our Chief Financial Officer made a demand interest free advance of $30,000 to the Company to provide working capital, which remains outstanding at August 31, 2012.

NOTE 5 – BORROWINGS (CONTINUED)

Short-Term Debt (Continued)

On July 13, 2010 and March 22, 2012, the Company borrowed $60,000 and $50,000 respectively from a shareholder for use as operating capital. Both parties entered into loan agreements which make the Company liable for repayment of the principal with interest at the rate of 15% per annum for the period from inception through maturity dates of January 11, 2013 and March 7, 2013 respectively. During the three and nine months ended August 31, 2012 and 2011, the Company incurred and accrued $4,158 and $11,144; and $2,300 and $6,750 respectively, in interest expense on these loans. As of August 31, 2012 and November 30, 2011, the Company had cumulatively accrued interest of $22,560 and $11,416 respectively.

(B)	Film Finance Agreement

On May 11, 2012, we entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide up to $300,000 in equity financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid to us on June 12, 2012.  While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain delays  have postponed the commencement date to a date yet to be determined. CRCP has agreed to this postponement. In the event that the motion picture is abandoned, we are required to repay CRCP all funds paid to us, plus interest of 12% per annum. Accordingly, we have included the $ 100,000 advance within short-term debt until the status of the Picture has been better determined.

At August 31, 2012, cumulative expenses totaling $12,188 have been paid in connection with the Picture, which have been recorded as an expense during the three months ended August 31, 2012.

Short-term Convertible Debt with Ratchet Provisions

On January 11, 2012, March 1, 2012, May 9, 2012 and July 9, 2012, the Company borrowed $22,500, $10,000, $32,500, and $30,000 respectively, from external parties for use as operating capital. The parties entered into convertible notes payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration dates ranging between October 6, 2012 and April 11, 2013. If a default is called by the lender after failure to repay principal or interest when due, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount. As of August 31, 2012, none of the holders have held the Company in default for non-payment.

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

Additionally, a $37,500 convertible note agreement entered into on August 9, 2011 contained an attached warrant to purchase 1 million shares of Company common stock at a fixed price of $0.001 per share. The warrant has a five year life, expiring on August 9, 2016. Using the Black-Scholes pricing model, along with the inputs listed directly below, we calculated the fair market value of this warrant to be $985 and $9,895 at August 31, 2012 and November 30, 2011. Because the warrant reflected a derivative liability, the entire value was recorded as a loss on derivative at the date of grant and the liability is recorded on the face of the financial statements. Additionally, this derivative liability will be revalued each quarterly reporting period.

NOTE 5 – BORROWINGS (CONTINUED)

Short-term Convertible Debt with Ratchet Provisions (Continued)	August 31, 2012	November 30, 2011
Annual dividend yield	-	-
Expected life (years)	3.93	5.0
Risk-free interest rate	.45%	.91%
Expected volatility	245%	269%

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

The derivative liabilities associated with these convertible notes were revalued during the quarter when and if principal was converted and as of August 31, 2012 using the Black-Scholes Model with the below range of inputs. Upon conversion of all or a portion of the convertible notes, the derivative liability associated with the principal converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital.

As of August 31, 2012 and November 30, 2011, the Company has outstanding principal amounts on convertible debt of $82,500 and $119,500, respectively. At these notes inception, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on a straight-line method are $48,390 and $41,486 as of August 31, 2012 and November 30, 2011, respectively. During the three and nine months ended August 31, 2012, interest expense from accretion of the discount, including converted notes, was $ 30,693 and $88,095, respectively.

During the nine months ended August 31, 2012, lenders of convertible notes converted $137,912 of principal and interest thereon through the issuance of 289,875,644 shares. The remaining derivative liability written off from converted principal credited to additional paid-in capital was $126,457 for the nine months ended August 31, 2012. As part of these conversions, convertible notes from May 6, 2011, August 2, 2011 and October 18, 2011 were fully satisfied and the note from January 11, 2012 was partially satisfied with a reduction of $12,500 to $10,000.

Aggregate derivative liabilities associated with remaining convertible notes were $70,705 as of August 31, 2012. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a gain in fair value of derivative liability of $227,723 during the nine months ended August 31, 2012.

As of August 31, 2012 and November 30, 2011, the range of inputs used to calculate derivative liabilities noted above were as follows:

	August 31, 2012		November 30, 2011
Annual dividend yield	-		-
Expected life (years)	.10 - .62	yrs	.01 - .63	yrs
Risk-free interest rate	.09% - .14%		.01% - .09%
Expected volatility	91%-258%		52%-235%

NOTE 5 – BORROWINGS (CONTINUED)

Short-term Convertible Debt with Ratchet Provisions (Continued)

The range of inputs used to calculate derivative liabilities on those convertible notes converted during the quarter ended August 31, 2012 were as follows:

Annual dividend yield	-
Expected life (years)	.001-.13	yrs
Risk-free interest rate	0.06% - 0.10%
Expected volatility	71%-93%

Convertible Long-term Debt

On March 31, 2011, the Company borrowed $ 200,000 from an external party for use as operating capital. The parties entered into a loan term convertible note agreement which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014. Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.0016 per share. As a result, the Company will be liable to issue up to 12,500,000 shares of common stock upon conversion. Based on a $0.022 closing price on the day of the note agreement, we recorded a discount of $ 75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note. During the three and nine months ended August 31, 2012, interest expense from accretion of the discount was $5,004 and $15,011, respectively, leaving a remaining discount of $46,700 as of August 31, 2012. During the three and nine months ended August 31, 2011, interest expense from accretion of the discount was $5,004 and $8,286, respectively. The discount is being amortized using the effective interest method over the term of the note, which is effectively straight-lines the amortization since the note is due in a balloon payment at the end of its term.

From July 2009 to November, a former related party and significant stockholder of the Company made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, as of November 30, 2009. During the quarter ended May 31, 2010, $55,268 of convertible debt acquired by this former related party, as part of the recapitalization and change in ownership, was converted into 5,900,000 shares of common stock for full satisfaction of the liability. During the quarter ended February 28, 2010, this holder advanced the Company $88,199 in working capital for operations. Cumulative advances as of February 28, 2010 were established in a convertible note totaling $338,362. Such note is convertible into 4,229,512 common shares, based on an $0.08 share price. The convertible note bears interest at 6% per annum, and is due February 28, 2015. During the quarter ended May 31, 2010, this holder advanced the Company an additional $75,383, for which an additional note agreement was effected. Such note is convertible into 1,507,660 common shares based on a fixed conversion price of $0.05, interest at 6% per annum, due May 31, 2015.

During the quarter ended August 31, 2010, the holder advanced the Company an additional $33,511, for which an additional note agreement was effected, which dictates that the note will be convertible into 837,775 common shares based on a fixed conversion price of $0.04, interest at 6% per annum, due August 31, 2015. During the quarter ended November 30, 2010, this holder advanced the Company an additional $5,805, for which an additional note was effected, which indicates that the note will be convertible at a fixed conversion price of $0.03 per share, interest at 6%, per annum, resulting in an aggregate total debt of $ 453,061. The notes are immediately convertible; no beneficial conversion feature was deemed applicable at the date of issuance. As of August 31, 2012 and November 30, 2011, the Company has accrued $75,344 and $54,863 of interest expense related to these notes respectively

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Office Lease

On April 14, 2011, the Company entered into a lease for office space for one (1) year and currently leases the same space on a month-to-month basis requiring monthly payments of $2,927 in addition to a security deposit of $5,855 (equal to 2 month’s rent in advance).

Consulting Agreement

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy. His role was to create and write our movies. Per the terms of his engagement, Mr. Proft received 200,000 shares of our common stock, and an initial monthly fee of $10,000 for a minimum of one year. During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010. As of August 31, 2012 and November 30, 2011, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet. This agreement terminated in August 2010.

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

On October 5, 2010, the Company entered into an indirect guarantee of the indebtedness in which the Company guaranteed any shortfalls in repayment of the $850,000 of debt related to the investment provided by Wet Rose up to an amount not to exceed $250,000. The financing from Wet Rose becomes due and payable at a date which is 30 months after first release of the film Carjacked. The film was released on November 22, 2011 and accordingly a payable may become due in approximately 21 months on May 22, 2014. As of August 31 2012 and November 30, 2011, management evaluated the guarantee liability under ASC 460-10 – “Guarantees” and ASC 450-20 – “Loss Contingencies” by reviewing the projected ability of the Carjacked film to repay the obligation under contract to determine if there is a probable chance of a default, and if so, provides a reasonable estimate for losses. As of August 31, 2012, management believed that past performance and current projections indicate that full repayment to Wet Rose was not probable. According, Management reserved the entire $250,000 as a liability, including the $50,000 “guarantor fee” due the Company upon close of production funding, as a stand-ready obligation liability.

Film Costs and Movie Rights Option Contract

On November 1, 2010, the Company entered in to an “option/purchase” agreement with Richard Taylor (the “Writer”) in which the Company would be granted the exclusive right and option (“Option”) to acquire all motion picture, television and allied and ancillary rights to the Writer’s screenplay – “Bad Monday”. The initial term of this option agreement was for one year; however, the Company subsequently obtained an extension through October 31, 2012. As consideration, the Company paid the Writer $2,000 which is included in Film Costs. It is the intention of the Company to produce the motion picture and to either renew the option for an additional six month period through April 30, 2013 for the payment of $3,500 or to exercise the Option., at which point the Writer would be paid a purchase price of between $40,000 and $100,000, depending on the final production budget for the motion picture. Additionally, the Writer would be entitled to 5% of the net proceeds of the picture, and an additional 2.5% of net proceeds if the Writer received shared writing credit on the picture.

The additional amount of $93,250 included in Film Costs relates to payments to Pat Proft, a related party, to deliver a finished script to a comedic motion picture which the Company intends will be the first interactive "second screen" motion picture produced and distributed to help launch the Company's interactive technology.

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

Stock Incentive Plans

2012 Stock Incentive Plan

On March 13, 2012, our Board of Directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.   The total number of shares available for the grant of either common stock or stock options under the plan is 56,000,000 shares, subject to adjustment.  As of August 31, 2012, 45,867,206 shares have been granted under the plan.

Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Incentive Plans (Continued)

2012 Stock Incentive Plan #2

On August 21, 2012, our Board of Directors adopted the 2012 Stock Incentive Plan #2. The purpose of our 2012 Stock Incentive Plan #2 is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either common stock or stock options under the plan is 132,800,000 shares, subject to adjustment.  As of August 31, 2012, no shares have been granted under the plan.

Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

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

Common Stock

Following is the activity for our shares of common stock during the nine months ended August 31, 2012:

Shares
Shares outstanding as of November 30, 2011	108,431,950
Issuance for conversion of convertible notes and accrued interest thereon	289,875,644	See Note 5
Issuance for services and operating expenses:
Legal	61,440,647
Investor relations	6,000,000
Issuance in connection with technology transfer and license	3,983,115
Stock purchase	5,000,000
Shares outstanding as of August 31, 2012	474,731,356

NOTE 7 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

On February 8, 2011, the Company entered into a Fee Agreement pursuant to which the Company agreed to issue common stock to Indeglia& Carney, P.C. (“I&C”) for legal services rendered to the Company. During the nine months ended August 31, 2012, our Board of Directors approved the issuance of a total of 58,940,647 shares of common stock to I&C in consideration of legal services rendered and recorded a reduction of accrued legal fees of $70,127. For the nine months ended August 31, 2011, the Board of Directors approved the issuance of a total of 1,935,000 shares of common stock to I&C in consideration of legal services rendered and recorded a reduction of accrued legal fees of $39,120 during the period.

In addition, our Board of Directors approved (a) the issuance of a total of 2,500,000 shares of common stock to a third party attorney in consideration of legal services rendered and an expense of $11,750 based on the stock’s closing market price of $0.0047 on the date of the grant; and (b) the issuance of a total of 6,000,000 shares of common stock to a third party marketing consultant in consideration of services rendered and an expense of $ 4,800 based on the stock’s closing market price of $0.0008 on the date of the grant.

On February 14, 2012 our Board of Directors approved the issuance of 5,000,000 shares to a relative of our CEO for $5,000 received on January 3,2012 based on the stock’s closing market price on the date of the grant. The stock issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Technology Transfer and License.

On February 6, 2012, we entered into two related agreements with Three Point Capital (“3PC”). In exchange for $65,000 in cash and five Class B Units in 3PC’s subsidiary FanCloud, LLC (representing a 5% interest), we transferred certain of our intellectual property related to our mobile application. Concurrently with this transfer, 3PC granted us an exclusive, irrevocable, worldwide license to such transferred technology within the field of cinema. The $65,000 receipt was recorded as “other income” in the three months ended February 29, 2012.

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

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014. For the three and nine months ended August 31, 2012 and 2011 and the period from Inception to August 31, 2012, stock compensation related to this grant was $60,000, $180,000, $60,000, $180,000,and $648,667, respectively. Future compensation expense is $240,000 annually through 2014.

NOTE 9 - SUBSEQUENT EVENTS

Conversion of short-term convertible debt.

Subsequent to August 31, 2012, the Company issued a total of 32,585,366 shares of common stock to third party holders of short-term convertible debt for the conversion of $12,170 of principal and $1,310 in accrued interest based on a  conversion price of $0.00041.

Convertible Notes

On September 14 and 28, 2012, we borrowed $22,500 and $10,000 from external parties for use as operating capital. The parties entered into convertible note payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration dates of June 19, 2013 and June 28, 2013 respectively. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, per annum, on the unpaid amount. After 180 days, the notes are convertible into common stock at a 41% discount of the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. These notes contains a “ratchet” provision, which protects the note holders in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, these notes are considered to contain a derivative instrument associated with the embedded conversion feature.This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.The Company will discount the notes by the fair market value of the derivative liability upon inception of the notes. This discount will be accreted back to the face value of the notes over the note terms using the straight line method.

Issuance of Common Stock Related to Services Rendered

On October 10, 2012 our Board of Directors approved the issuance of 17,000,000 shares of common stock to I&C in consideration of legal services rendered and accordingly recorded a reduction of accrued legal fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2012.

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

Plan of Operations for the Next Twelve Months

We are in the development stage and consequently are subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of our technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations and dependence on key personnel. To achieve successful operations, we will require additional capital to finance the acquisition of film properties and their attendant costs, further development of our interactive technology, marketing and the creation and rendering of second screen content for original and repurposed movies for interactivity. No assurance can be given as to the timing or ultimate success of obtaining future funding.

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

We also intend to enter into negotiations with leading entertainment companies with similar objectives and technologies relating to the creation and exhibition of an interactive viewing experience, with the objective of exploring possible joint ventures and mergers to combine synergies and expertise in the interactive area

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED AUGUST 31, 2012 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2011

Revenues.We had no revenues for the three months ended August 31, 2012 and the three months ended August 31, 2011.  We did not have any films in production in the three months ended August 31, 2012 although we are continuing to develop and to secure the casting to five scripts, “End of the Gun”, “Bad Monday”, “The Boiling Point”, “Sleeping Together” and “Fight Town”, which if and when placed into production will generate producer fee revenue for the Company.  We are also in active negotiation with three software programming companies for the development of the “proof of concept” to our mobile interactive cinema technology, which when launched will also produce licensing revenue.

General and Administrative Expenses.Our general and administrative expenses decreased to $245,271 in the three months ended August 31, 2012 from $248,219 in the comparable period in 2011.

Interest Expense.Our interest expense decreased to $46,722 in the three months ended August 31, 2012 from $48,462 in the comparable period in 2011. This decrease is attributable to decreased borrowings subject to interest charges during the period.

Net Loss. Our net loss increased to $475,699 for the three months ended August 31, 2012 from $277,809 for the comparable period in 2011. The increase was primarily attributable to a loss on guarantee of $200,000 due to the corresponding increase in the stand-ready obligation relating to the motion picture “Carjacked” which has not performed according to original expectations.

The lack of significant revenue in both periods is a direct reflection of our development stage of introducing a new focus and business plan. As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 to August 31, 2012, we have been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED AUGUST 31, 2012 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2011

Revenues.We had no revenues for the nine months ended August 31, 2012 compared with revenues of $47,500 during the nine months ended August 31, 2011. Our revenues in the first nine months of 2011 were primarily related to film production revenues. We did not have any films in production during the first nine months ended August 31, 2012.

General and Administrative Expenses.Our general and administrative expenses increased to $745,549 in the nine months ended August 31, 2012 from $730,796 in the comparable period in 2011. The increase was primarily attributable to higher legal and professional fees in the nine months ended August 31, 2012 as compared to the comparable period in 2011.

Other Income(Expense). We recorded net other expense of $259,683 for the nine months ended August 31, 2012 compared with a net other expense of $84,616 for the nine months ended August 31, 2011. The increase in net other expense for the nine months ended August 31, 2012 resulted primarily from the loss on guarantee of  $200,000 to our stand-ready obligation on “Carjacked”, less $65,000 received from the sale of certain of our intellectual property related to our mobile application in the initial stages of development, for use other than within the field of cinema. There was no such other income or expense in the comparable period in 2011.

Interest Expense.Our interest expense increased to $139,162 in the nine months ended August 31, 2012 from $90,928 in the comparable period in 2011. This increase is attributable to increased borrowings of convertible debt during the period and accretion of discount on short term convertible debt.

Net Loss. Our net loss increased to $1,005,232 for the nine months ended August 31, 2012 from $767,912 for the comparable period in 2011. The increase was primarily attributable to the loss on guarantee of $200,000, and to higher interest and general and administrative expense during the nine months ended August 31, 2012 from the comparable period in 2011.

The lack of significant revenue in both periods is a direct reflection of our development stage of introducing a new focus and business plan. As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 to August 31, 2012, we have been assembling its new management team, developing its marketing and merchandising strategies and generally starting a new business.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $116,122 as of August 31, 2012, consisting of $14,280 in cash, $737 in net intangible assets, $5,855 in other assets and $95,250 in capitalized film costs. We had a working capital deficit of $995,362 as of August 31, 2012.

We had total liabilities of $1,871,858 as of August 31, 2012, consisting of $1,015,497 in current liabilities, which included $82,981 of accounts payable; $308,105 of accrued liabilities; $279,596 of accrued payroll; short term debt of $240,000; short term convertible debt, net of discount, of $34,110 and a derivative liability of $70,705. Our accrued liabilities include accrued payroll taxes of $89,994 in anticipation of any possible assessments related to our payment of certain accrued salaries to our chief executive officer which were not reported on IRS FormW-2. Our convertible long term debt, net of discount, was $606,361, including convertible long term debt of $435,061 as of August 31, 2012 due to a former related party and significant stockholder who provided capital for expenses and purchased predecessor notes. We also have a stand-ready obligation of $250,000.

We had a total stockholders’ deficit of $1,755,736 as of August 31, 2012, and an accumulated deficit as of August 31, 2012 of $8,104,624.

We used $259,571 in net cash from operating activities for the nine months ended August 31, 2012, which included $1,005,232 in net loss, adjusted by: non-cash items of $655 in depreciation; $268,668 in share-based compensation; $227,723 net gain in change in fair value of derivative liabilities; $213,250 net loss on excess fair value of derivative liability, $103,106 amortization of discount on convertible debt; Increase in our stand-ready obligation of $200,000 and operating account variances of $187,705.

We had no cash provided by investment activities in the nine months ended August 31, 2012.

We had $270,000 of cash provided by financing activities for the nine months ended August 31, 2012, which included net proceeds from the issuance of convertible debt of $95,000;  an increase of $170,000 in other short-term debt (net) and $5,000 from the sale of common stock.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital from conventional sources, including increases in related party loans and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above. Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern in our prior Form 10-K filed with the Securities and Exchange Commission for the year ended November 31, 2011.In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. During the quarter ended August 31, 2012, we issued an aggregate of 198,437,782 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $32,058. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

2. On September 14, 2012, we issued an 8% convertible promissory note in the aggregate principal amount of $22,500 to a single accredited investor. The note has a maturity date of June 19, 2013. Beginning March 13, 2013, this note is convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

3. On September 28, 2012, we issued an 8% convertible promissory note in the aggregate principal amount of $10,000 to a single accredited investor. The note has a maturity date of June 28, 2013. Beginning March 27, 2013, this note is convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Item No.	Description	Method of Filing

4.1	Form of 8% Convertible Note	Filed as an exhibit to our Quarterly Report on Form 10Q for the period ended May 31, 2012 and incorporated by reference herein

10.1	Form of Securities Purchase Agreement	Filed as an exhibit to our Quarterly Report on Form 10Q for the period ended May 31, 2012 and incorporated by reference herein.

10.2	Employment Agreement for Alan Bailey	Filed herewith.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

October 22, 2012	/s/ Daniel Grodnik
Daniel Grodnik
President
(Principal Executive Officer)
October 22, 2012	/s/ Alan Bailey
Alan Bailey
Chief Financial Officer
(Principal Financial and Accounting Officer)