Form 10-K
period 2012-11-30
Mass Hysteria Entertainment Company, Inc.
filed 2013-07-16
CIK 1388488

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-146517

Mass Hysteria Entertainment Company, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-3107499
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

13331 Valley Vista Blvd.
Sherman Oaks, CA  91423
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (310) 285-7800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 31, 2012 was approximately $58,769,679.  The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”) or the OTC Markets. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of June 28, 2013, 716,645 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Until August 5, 2009 we manufactured handbags.

On August 5, 2009 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik (our Chief Executive Officer) and affiliated parties purchased a total of 7,985 shares of our issued and outstanding common stock (the “Change of Control”). This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000 shares issued to Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company as of the Effective Date.

In connection with the Change of Control, we changed our name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan.  We are now a development stage multi-media entertainment company created to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution with an interactive component for commercial, documentary and educational film market.  Our plan is to eventually produce a minimum of two original interactive theatrical films annually, and also create a second screen (mobile) experience for non-Mass Hysteria films.  In addition, we intend to continue creating traditional film and television projects.

Address and Telephone Number

Our executive offices are located at 13331 Valley Vista Blvd., Sherman Oaks, CA 91423. Our telephone number at our executive office is (310) 285-7800.

Industry Overview

Film Industry

Industry analysts hold that the film business has a high profile among consumers worldwide which can be leveraged for ancillary revenue, marketing and promotional activities.  While new technologies continue to expand the revenue and profit potential of motion pictures, the filmed entertainment industry has proven to be resistant to the economic cycles that adversely affect other businesses.  For example, during the last recession in the U.S. when annual GDP (Gross Domestic Product) growth was 0.8% and 1.6% in 2000 and 2001, respectively, the U.S. box office grew by 10% and 13%, respectively, in each of those years.  Despite the very difficult economic climate in 2009, U.S. box office increased 6.5% over the record year of 2008 to $10.5 billion.  PricewaterhouseCoopers projects U.S. box office to continue to grow by 5.2% through 2013 reaching $12.6 billion. Increase will be driven by the continued expansion of digital projection and the growth of 3-D technology.

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

At times, an independent film company can attract top-level talent as a more creative and friendly environment than the larger studio can.  In addition, independents typically can produce a film for substantially less than a studio, has lower development costs and overhead.   Finally, independents can take more creative risks than studios which rely on franchises, sequels and formulaic approaches.  This is a further attraction for fresh talent.

The production process starts with the acquisition and development of a screenplay and continues with i) pre-production, ii) principal photography, and iii) post-production as seen below. Pre-production includes the securing of necessary production facilities and personal, the finalization of motion picture budgets and production schedules, and the selection of motion picture shooting locations and the building of necessary sets.

Production involves principal photography.

Post-production includes picture editing, the creation of special visual effects and opticals, the composing and recording of the musical score, sound editing, synchronizing dialogue, sound effects and music insertion, and ultimately the “final cut” and completion of the elements necessary for distribution.

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

Our Business

We are a development stage multi-media entertainment company created to produce feature films for theatrical, DVD, VOD and television distribution with an interactive component for the commercial, documentary and educational film market. Our mission is to bring multi-screen engagement to the theatrical motion picture venue.  Eventually, we plan to produce a minimum of two original interactive theatrical films annually, and also create a second screen (mobile) experience for currently produced non-interactive films. We may also license our IP to other film companies that wish to create interactive entertainment.  In addition, we intend to continue creating traditional film and television projects.

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

Our three-phase plan will begin 3-4 months in advance of the first original Mass Hysteria theatrical release, and then our plan will repeat itself for each successive release:

Phase One:  Pre-Launch

Using short form comically compelling video content modeled after public service announcements (i.e. “Friends don’t let Friends go to regular movies”), we intend to virally market our brand and movies, engage the audience with User-Gen contests and build a community around the Mass Hysteria brand. This phase will also see the online distribution source for our “Apps” to fully enable handheld devices for our Mass Hysteria Cinema experience.

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

We intend to build a technology ecosystem that enables a range of interactions, via handset between theatre audience members and a cloud server.  The nature of the interaction involves social connectivity, conversation between audience members’ narrative extensions, in-experience gaming and content acquisition. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture -- together these three technologies will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience.

Revenue Streams

We expect to generate revenues in the following categories:  (i) licensing; (ii) premium content; (iii) e-commence solutions; (iv) advertising and (v) film and ancillary revenue.

Licensing Revenue

Licensing revenue will be generated through two distinct forms of service (A) customs solutions and (ii) plug-n-play software solution.

Custom Solutions- Mass Hysteria will design and produce custom content experiences for venues. A nominal service fee will be charged based on estimated attendance.  Fees will increase for individual users based on historic usage.

Plug-n-Play Software Solution– In the future, access to our system may be granted for a licensee to build it’s own experience using our API and a uniquely designed SDK (software development kit). Clients can pick and choose features to use through an online menu of feature options.

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

Employees

As of November 30, 2012, we employed 2 people, our Chief Executive Officer and director, Daniel Grodnik, and our Chief Financial Officer, Alan Bailey. Mr. Bailey resigned from his position on May 31, 2013.  Accordingly, Mr. Grodnik is our sole officer, director and employee as of the date of this report. We believe that our employee and labor relations are good.

Fiscal 2012 and First Quarter 2013 Developments

Reverse Stock Split. In February 1, 2013, we effectuated a 1,000 for 1 reverse split of our common stock.  All share-related data has been retroactively adjusted herein to reflect the reverse stock split.

Termination of Film Finance Agreement.  On January 25, 2013, we received notification from Coral Ridge Capital Partners (“CRCP”) of the termination of our May 11, 2012 Film Finance Agreement with them.  They terminated the agreement due to our non-performance of certain milestones set forth in the original agreement and have demanded repayment of $100,000 production contribution previously made by CRCP plus 12% accrued interest.  CRCP had agreed to provide, subject to certain milestones being met, up to $300,000 in financing towards the production of the motion picture currently entitled “End of the Gun”.  The initial $100,000 was paid to the Company on June 12, 2012. The balance was due from CRCP within two weeks prior to the start of filming, provided that a completion bond was in place and we had received a commitment letter from a senior debt lender with respect to financing the balance of budgeted production costs. In consideration of CRCP’s investment, we agreed to pay CRCP a bonus of up to $50,000 and a minimum of 20% perpetual equity interest in the adjusted gross receipts of the subject motion picture. If the motion picture was abandoned, we were required to repay the CRCP for all funds actually paid to us, plus interest of 12% per annum.

Distribution Agreement.  In January 2013, we entered into a definitive distribution agreement with the Megas Media Fund, who has an arrangement with Cinemavault, an international sales agent and Canadian distributor based in Toronto specializing in commercially viable and unique feature film and television projects, to distribute our next action/horror motion picture production entitled "Chomped 3D". The movie revolves around genetically enhanced alligators that invade the tiny island community of Grand Lafitte, Louisiana. Cinemavault began selling the movie in Berlin in March. The Company will recognize revenue from the sale of this film if and when it gets completed and sold.

Termination of Previously Announced Acquisition Memorandums of Understandings.  In December 2012, we abandoned our previously announced potential acquisitions of two subsidiary businesses to provide revenue and cash flow – a real estate development company and an international air cargo company.  We announced execution of the Memorandums of Understandings related to these two potential acquisitions in August 2012.  After conducting due diligence, our board of directors decided to abandon these opportunities and instead to maintain our focus to enhancing and invigorating our core motion picture business.

Software Development Agreement.  In November 2012, we entered into software development agreement with Patrick Greene and Alexander Hamilton for the development of technology that will allow theater audiences to engage with motion pictures in live-time using their Smart-phones. The technology will be exclusively and jointly owned by Mass Hysteria Entertainment and Greene and Harrington. The technology, called Side Flick(TM) is designed to allow audience members to engage with unique second screen content on their Smart phones in sync with the movie up on the big screen.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our business office is located at 13331 Valley Vista Blvd., Sherman Oaks, CA, 91423.  The office space is being provided by our Chief Executive Officer, free of charge.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board.  In August 2009, we changed our corporate name to Mass Hysteria Entertainment Company, Inc. and on August 5, 2009 our symbol changed from “MBER” to “MHYS” The following table shows the high and low bid prices for our common stock for each quarter since December 1, 2010 as reported by the by the either the OTC Bulletin Board or the OTC Electronic Market. All share prices have been adjusted to provide for 1 for 1,000 reverse stock split effectuated on February 1, 2013.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2011 (OTC Bulletin Board)	High Closing Price	Low Closing Price
First quarter	$35.50	$20.00
Second quarter	30.00	14.00
Third quarter	23.00	4.00
Fourth quarter	6.50	1.20

2012 (OTC Bulletin Board)	High Closing Price	Low Closing Price
First quarter	$4.00	$0.50
Second quarter	2.30	0.70
Third quarter	1.90	0.50
Fourth quarter	0.80	0.10

2013 (OTC Bulletin Board)	High Closing Price	Low Closing Price
First quarter	$0.34	$0.03
Second quarter	0.29	0.03
Third quarter (from June 1, 2013 to June 28, 2013)	0.15	0.06

As of June 28, 2013, there were 94 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

●
On June 12, 2013, we issued an 8% convertible promissory note in the aggregate principal amount of $21,500 to an accredited investor.  The note has a maturity date of March 14, 2014.  Beginning December 9, 2013, the note is convertible into shares of our common stock at a conversion price of forty-five percent (45%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

●
On January 13, 2013, we issued an 8% convertible promissory note in the aggregate principal amount of $55,000 to an accredited investor.  The note has a maturity date of October 17, 2013.  Beginning July 13, 2013, the note is convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

●
On December 21, 2012, we issued an 8% convertible promissory note in the aggregate principal amount of $40,000 to an accredited investor.  The note has a maturity date of September 21, 2013.  Beginning June 21, 2013, the note is convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The note was issued in consideration of accrued and unpaid legal fees.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

●
On October 24, 2012, we consummated an exchange agreement with a third party investor, pursuant to which the investor exchanged a $30,000 15% promissory note due January 2013 for a $30,000 8% convertible promissory note due October 2013. The new note is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the three (3) per share market values immediately preceding a conversion date.  The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of our then issued and outstanding common shares.  The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2012.

General

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Until August 5, 2009 we manufactured handbags.

On August 5, 2009 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik (our Chief Executive Officer) and affiliated parties purchased a total of 7,985 shares of our issued and outstanding common stock (the “Change of Control”). This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000 shares issued to Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company as of the Effective Date.

In connection with the Change of Control, we changed our name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan.  We are now a development stage multi-media entertainment company created to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution with an interactive component for commercial, documentary and educational film market.  Our plan is to eventually produce a minimum of two original interactive theatrical films annually, and also create a second screen (mobile) experience for non-Mass Hysteria films.  In addition, we intend to continue creating traditional film and television projects.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE YEAR ENDED NOVEMBER 30, 2012 COMPARED TO THE YEAR ENDED NOVEMBER 30, 2011

We had no revenue for the year ended November 30, 2012 as compared to $47,500 for the year ended November 30, 2011.  The lack of significant revenue in both periods is a directly related to the establishment of our business plan.  As the new Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 ("Inception") to date, the Company has assembled its new management team, developing its intellectual property and is fine-tuning its marketing and merchandising strategies.

For the year ended November 30, 2012, we had general and administrative expenses of $990,150; net interest expense of $205,478, excess fair value of derivative of $250,478, and gain in fair value of derivative liability of $143,242.  For the year ended November 30, 2011, we had general and administrative expenses of $1,000,578; net interest expense of $148,250.

We had a net loss of $1,531,108, for the year ended November 30, 2012, as compared to a net loss from continuing operations of $1,086,060, for the year ended November 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $8,058 as of November 30, 2012, consisting of $278 in cash, $519 in net intangible assets, $2,000 in capitalized film costs, and $5,261 in other assets. We had a working capital deficit of $1,288,812.

We had total liabilities of $2,155,715 as of November 30, 2012, consisting of current liabilities, which included $108,922 of accounts payable; accrued liabilities of $331,656, accrued payroll of $353,973; short term debt of $225,622; short term convertible debt of $50,541 in stand ready obligation of $250,000 and derivative liability of $223,637.  In addition, we had convertible long-term debt of $158,303 and related party convertible debt with a balance of $453,061 as of November 30, 2012.

We had a total stockholders’ deficit of $2,147,657 as of November 30, 2012, and an accumulated deficit as of November 30, 2012 of $8,630,500.

We had $319,362 in net cash used in operating activities for the year ended November 30, 2012, which included $1,531,108 in net loss, offset by $344,168  in share-based compensation, $147,282  in amortization of discount on short-term debt, $6,616 of bad debt expense, 143,242 of change in fair value of derivative liability and depreciation of $874. Cash flows used in operations were offset by changes in operating assets and liabilities totaling $312,320.

We had $318,122  of net cash provided by financing activities for the year ended November 30, 2012, which included $157,500 from the issuance of convertible debt, $155,622 in short term debt,  and $5,000 from the sale of stock.

During March 2012, the Company entered issued an 8 percent convertible promissory note to raise $10,000 in operating capital. The Note matures on December 1, 2012, and any unpaid principal or interest at that date accrues interest at the default rate of 22 percent annually.  The note may be converted into common stock, at 59 percent of market price, at any time after 180 days from the issuance date until the maturity date. On May 9, 2012, June 9, 2012, September 14, 2012, September 28, 2012, and October 24, 2012, the Company issued 8% convertible promissory notes to raise $32,500, $30,000, $22,500, $10,000, and $30,000 in operating capital, respectively. These Note mature on February 11, 2013, April 11, 2013, June 19, 2013, June 28, 2013, and October 24, 2013, respectively. These notes may be converted into common stock, at 59 percent of market price, at any time after 180 days from the issuance date until the maturity date.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $0 in revenue for the twelve months ended November 30, 2012 and $47,500 in revenues for the twelve months ended November 30, 2011 relating to continuing operations.

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

Derivative Financial Instruments:

The provisions of ASC 815 “Derivatives and Hedging” applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined ASC 815 and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance impacts the Company's financial statements and position due to certain warrants and embedded conversion features in which the exercise or conversion price resets upon certain events.  See Note 5 for the impact of such transactions on the financial statements.

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

We have audited the accompanying balance sheets of Mass Hysteria Entertainment Company, Inc. (the "Company"), a development stage company, as of November 30, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the period from August 5, 2009 ("Inception") to November 30, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Hysteria Entertainment Company, Inc. as of November 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and the period from August 5, 2009 ("Inception") to November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon
Newport Beach, California
July 16, 2013

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Balance Sheets

	November 30, 2012	November 30, 2011

Assets
Current Assets
Cash	$278	$3,851
Prepaid expenses and deposits	5,261	5,855
Total current assets	5,539	9,706

Intangible assets, net	519	1,392
Film costs	2,000	95,250
Total Assets	$8,058	$106,348

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$108,922	$70,170
Accrued liabilities (Note 4)	331,656	246,538
Accrued payroll (Note 4)	353,973	172,181
Short-term debt (Note 5)	225,622	70,000
Short-term convertible debt, net of discount of $70,489 and $41,486, respectively (Note 5)	50,541	78,014
Derivative liabilities	223,637	116,635
Total current liabilities	1,294,351	753,538

Convertible long-term debt, net of discount of $41,697 and $61,711, respectively (Note 5)	158,303	138,289
Convertible long-term debt - related party	453,061	453,061
Stand-ready obligation	250,000	50,000
Total Liabilities	2,155,715	1,394,888

Commitments and contingencies (Note 6)

Stockholders' Deficit
Series A Preferred stock, $0.00001 and $ 0.001par value, respectively; 10,000,000 shares authorized; 10 issued and outstanding	-	-
Common stock, $0.00001 par value and $ 0.001 par value, respectively; 2,000,000,000 and 300,000,000 shares authorized, respectively 599,872 and 108,432 shares issued and outstanding as of November 30, 2012 and 2011, respectively (Note 7)	6	1
Additional paid-in capital	6,482,837	5,810,851
Deficit accumulated during the development stage	(8,630,500)	(7,099,392)
Total Stockholders' Deficit	(2,147,657)	(1,288,540)
Total Liabilities and Stockholders' Deficit	$8,058	$106,348

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Statements of Operations

	For the years ended November 30,		For the period from Inception to November 30,
	2012	2011	2012

Revenue	$-	$47,500	$72,500

Operating expenses:
General and administrative	990,150	1,000,578	3,411,739
Selling Expense	-	-	30,573
Impairment of film costs	93,250	-	93,250
Total Operating expenses	1,083,400	1,000,578	3,535,562

Operating loss	(1,083,400)	(953,078)	(3,463,062)

Other income (expense):
Other Income	65,006	201	65,432
Interest expense	(205,478)	(148,250)	(383,823)
Excess of fair value of derivative	(250,478)	(27,091)	(277,569)
Gain on fair value of derivative liability	143,242	42,158	185,400
Loss on stand-ready guarantee	(200,000)	-	(200,000)
Total other income (expense)	(447,708)	(132,982)	(610,560)

Net Loss	$(1,531,108)	$(1,086,060)	$(4,073,622)
Basic and diluted weighted average share outstanding	312,837	84,112
Basic and diluted net loss per share	$(0.01)	$(0,01)

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Stockholders’ Deficit

	Preferred A		Common Stock		Additional	Deficit Accumulated during the	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Development Stage	Stakeholders' Deficit

Balances at November 30, 2008	-	-	11,594	-	2,826,494	(2,915,639)	(89,145)

Common shares issued for services	-	-	1,620	-	270,000	-	270,000
Imputed rent expense			-	-	4,773	-	4,773
Common shares issued to extinguish debt of predecessors	-	-	10,800	-	1,152,000	-	1,152,000
Shares issued for services on August 5, 2009 at $240.00 per share	-	-	1,000	-	240,000	-	240,000
Shares issued in recapitalization	-	-	42,015	1	(1)	-	-
Contribution to capital	-	-	-	-	7,500	-	7,500
Shares issued for services:
on August 24, 2009 at $310.00 per share	-	-	200	-	62,000	-	62,000
on September 29, 2009 at $430.00 per share	-	-	100	-	43,000	-	43,000
on October 6, 2009 at $420.00 per share	-	-	100	-	42,000	-	42,000
on October 16, 2009 at $290.00 per share	-	-	2	-	580	-	580
on November 29, 2009 at $100.00 per share	-	-	100	-	10,000	-	10,000
Stock issued for cash, November 30, 2009 at $200.00 per share (Note 6)	-	-	1,000	-	-	-	-
Net loss	-	-	-	-	-	(2,052,019)	(2,052,019)
Balances at November 30, 2009	-	-	68,531	$1	$4,658,346	$(4,967,658)	$(309,311)

Shares issued for services:
on December 10, 2009 at $100.00 per share	-	-	152	-	15,200	-	15,200
on January 10, 2010 at $70.00 per share	-	-	20	-	1,400	-	1,400
on January 28, 2010 at $180.00 per share	-	-	50	-	9,000	-	9,000
on February 22, 2010 at $110.00 per share	-	-	145	-	15,950	-	15,950
on March 9, 2010 at $80.00 per share	-	-	375	-	30,000	-	30,000
on May 27, 2010 at $32.00 per share	-	-	78	-	2,500	-	2,500
on June 23, 2010 at $40.00 per share	-	-	600	-	24,000	-	24,000
on September 1, 2010 at $30.00 per share	-	-	1,255	-	39,000	-	39,000
Share based compensation related to options issued granted during December 2009	-	-	-	-	228,667	-	228,667
Common shares issued to extinguish debt acquired from predecessors by Control Group member	-	-	5,900	-	55,268	-	55,268
On October 12, 2010, shares issued as committed on June 1, 2010	-	-	3,000	-	200,000	-	200,000
Contributed services	-	-	-	-	82,000	-	82,000
Net loss	-	-	-	-	-	(1,045,674)	(1,045,674)
Balances at November 30, 2010	-	-	80,106	$1	$5,361,331	$(6,013,332)	$(652,000)

The accompanying notes are an integral part of the financial statements.

	Preferred A		Common Stock		Additional	Deficit Accumulated During the	Total
	Number of		Number of		Paid	Development	Stakeholders'
	Shares	Amount	Shares	Amount	in Capital	Stage	Deficit
Shares issued for legal services:
on February 18, 2011 at $21.00 per share	-	-	420	-	8,820	-	8,820
on May 5, 2011 at $20.00 per share	-	-	900	-	18,000	-	18,000
on June 15, 2011 at $20.00 per share	-	-	1,000	-	20,000	-	20,000
on June 17, 2011 at $20.00 per share	-	-	450	-	9,000	-	9,000
on July 14, 2011 at $20.00 per share	-	-	165	-	3,300	-	3,300
on August 15, 2011 at $10.00 per share	-	-	225	-	2,250	-	2,250
on September 1, 2011 at $8.00 per share	-	-	2,400	-	19,200	-	19,200
on October 18, 2011 at $3.20 per share	-	-	3,500	-	11,200	-	11,200
on October 24, 2011 at $3.00 per share	-	-	250	-	750	-	750
on November 1, 2011 at $4.00 per share	-	-	1,000	-	4,000	-	4,000
Share based compensation related to options granted during December 2009	-	-	-	-	240,000	-	240,000
Preferred A shares issued to CEO	10	-	-	-	10,000	-	10,000
Beneficial conversion feature on convertible long term debt	-	-	-	-	75,000	-	75,000
Shares issued for cash	-	-	10,000	-	10,000	-	10,000
Conversion of short term convertible debt	-	-	3,571	-	10,000	-	10,000
Conversion of short term convertible debt	-	-	4,444	-	8,000	-	8,000
Net loss	-	-	-	-	-	(1,086,060)	(1,086,060)

Balances at November 30, 2011	10	$-	108,431	$1	$5,810,851	$(7,099,392)	$(1,288,540)
Shares issued for legal services:
on December 10, 2011 at $4.70 per share	-	-	2,500	-	11,750	-	11,750
on January 3, 2012 at $1.00 per share	-	-	5,000	-	5,000	-	5,000
on February 6, 2012 at $4.70 per share	-	-	3,983	-	1,991	-	1,991
on February 14, 2012 at $0.80 per share	-	-	6,000	-	4,800	-	4,800
on December 21, 2012 at $0.70 per share	-	-	10,000	-	7,000	-	7,000
Issued to Indeglia against fees	-	-	75,941	-	78,627	-	78,627
Share based compensation related to options granted during December 2009	-	-	-	-	240,000	-	240,000
Conversion of convertible note payable: Asher	-	-	342,992	4	144,696	-	144,700
Conversion of convertible note payable: Metacomet	-	-	31,136	1	15,991	-	15,992
Conversion of convertible note payable: Magna	-	-	13,889	-	2,500	-	2,500
Extinguished derivative liability	-	-	-	--	159,631	-	159,631
Net loss	-	-		-	-	(1,531,108)	(1,531,108)

Balances at November 30, 2012	10	-	599,872	$6	$6,482,837	$(8,630,500)	$(2,147,657)

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Cash Flows

	For the year ended November 30,		For the period from Inception to November 30,
	2012	2011	2012

Cash Flows from Operating Activities:
Net loss	$(1,531,108)	$(1,086,060)	$(4,073,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	874	874	2,622
Bad debt expense	6,616	25,000	31,616
Share-based compensation	344,168	336,520	1,195,735
Loss on settlement of convertible notes		-	(14,000)
Impairment of scrip costs	93,250	-	93,250
Contributed services	-	-	89,500
Change in fair market value of derivative liability	(143,242)	(42,158)	(185,400)
Loss on excess fair value of derivative liability	250,478	27,091	277,569
Amortization of discount on convertible debt	147,282	103,411	250,693
Provision for Stand Ready Obligation	200,000	-	200,000

Changes in operating assets and liabilities:
Accounts receivable	(9,414)	-	(12,211)
Prepaid expenses			(295)
Accounts payable	41,550	27,777	125,085
Accrued liabilities	95,465	51,794	280,501
Accrued payroll	184,719	175,108	359,827
Bank credit line	-	-	(1,156)
Net cash used in operating activities	(319,362)	(380,643)	(1,380,286)

Cash Flows from Investing Activities:
Film costs	-	-	(32,000)
Other assets	(2,333)	1,214	(1,119)
Net cash provided by (used in) investing activities	(2,333)	1,214	(33,119)

Cash Flows from Financing Activities:
Stand ready obligation	-	25,000	25,000
Proceeds from issuance of convertible debt	157,500	337,500	495,001
Proceeds from issuance of convertible debt to related parties	-	-	453,061
Proceeds from issuance of short-term debt	155,622	10,000	225,622
Proceeds from sale of common stock	5,000	10,000	214,999
Net cash from financing activities	318,122	382,500	1,413,683

Net increase (decrease) in cash and cash equivalents	(3,573)	3,071	278
Cash and cash equivalents, beginning balance	3,851	780	-
Cash and cash equivalents, ending balance	$278	$3,851	$278

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt	$155,970	$18,000	$247,238
Cash received under subscription agreement	$-	$-	$200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	-	40,000	40,000
Common stock issued in lieu of cash payment for script costs	-	23,250	23,250

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND CHANGE IN CONTROL

Michael Lambert, Inc. (“MLI”) was incorporated in Nevada on November 2, 2005.  MLI was in the business of manufacturing handbags, but ceased operations in June 2009.

On June 9, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired 11,286 shares of the Company’s common stock in a private transaction. Following the transaction, Belmont Partners, LLC controlled approximately 85.41% of the Company’s outstanding capital stock.

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

On August 5, 2009 (date of “Inception” for financial reporting purposes), Daniel Grodnik was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. Mr. Grodnik has worked in the movie industry for almost thirty years. He has served as the Chairman and CEO of the National Lampoon, a publicly-traded entertainment company. On August 5, 2009, pursuant to the terms of a stock purchase agreement, an affiliate of Mr. Grodnik purchased a total of 7,985 shares of issued and outstanding common stock of MHe from Belmont Partners. At this time, Belmont Partners’ designee was the sole officer and director of the Company.  In addition to the shares sold by Belmont Partners, the Company also issued 42,015 shares to Mr. Grodnik and certain affiliated parties in connection with the change of control (the “Control Group”). The total of 50,000shares were issued to, or purchased by, Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control by MHe was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis. There were no assets significant acquired by MHe shareholders upon the change in control, which would have been recorded at fair value.

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

Development Stage Company

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

As of November 30, 2012 and 2011, the Company’s derivatives which include the embedded conversion feature on the convertible note payable were considered level 2 financial instruments.  See Note 5 for valuation technique and assumptions used.

The Company's financial remaining instruments consisted primarily of (level 1), accounts payable, accrued liabilities, and short-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of November 30, 2012 and 2011 due to the short term nature of these instruments.

The Company did not have any level 3 instruments at November 30, 2012 and 2011.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company may maintain cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at November 30, 2012 and 2011.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expect to collect, are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of November 30, 2012 and 2011, the Company reserved $31,616 against accounts receivable.

Film Costs

The Company capitalizes film production costs in accordance with ASC 926 – “Entertainment”. Film costs include costs to develop and produce films, which primarily consist of consulting fees, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for films still in development.  The Company began capitalizing script costs on March 1, 2010.  See Note 9 for additional disclosure.

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 340, “Other Assets and Deferred Costs”, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  At November 30, 2012, the Company owned a website costing $3,140 which had an estimated useful life of three (3) years.  Amortization expenses related to website development costs during each of the years ended November 30, 2012 and 2011 were $874.

Software Development Costs

Software development costs for internal use are capitalized and, once placed in service, amortized using the straight-line method over the estimated useful life, generally three years. The Company applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product.

All other property and equipment is depreciated or amortized on a straight-line basis over the estimated useful lives of three to ten years.

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

Guarantees

During the year ended November 30, 2011, the Company entered into an agreement to provide for a guarantee of indebtedness. The Company’s exposure to credit loss, in the event of nonperformance of the related film financed by the indebtedness, is represented by the amounts stipulated in the agreement, and is limited to a maximum of $250,000. The total guarantee accruals do not necessarily represent future cash requirements or cash reserves. As of November 30, 2012, management has evaluated the guarantee liability under ASC 460-10 – “Guarantees” and ASC 450-20 – “Loss Contingencies” by reviewing the ability to repay the obligation under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses. At November 30, 2012 management determined that the full guarantee will be called. See Note 6 for Management’s determination.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At November 30, 2012, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 692,959 shares relative to convertible notes (post conversion); and (4) 72 shares related to warrants issued with the $37,500 convertible note. At November 30, 2011, the Company’s dilutive securities outstanding consisted of (i) the CEO’s options to purchase shares of common stock (See Note 8) for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 131,643 shares relative to convertible notes (post conversion) beginning in September 2011; and (4) 944 shares related to warrants issued with the $37,500 convertible note. The preceding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

Impairment of Long-Lived Assets

The Company has adopted ASC 360-10, - "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment, annually, or more often, if events and circumstances warrant such.  At November 30, 2012 management considered that the value of $ 93,250 of script costs were impaired and they were accordingly expensed.

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

Reverse Stock Split

On December 28, 2012, the Company’s board of directors approved, a 1-for-1000 reverse stock split pursuant to which all shareholders of record received one share of common stock for each one thousand shares of common stock owned (subject to minor adjustments as a result of fractional shares). GAAP requires that the reverse stock split be applied retrospectively to all periods presented. As a result, all common stock, warrant and option transactions described herein have been adjusted to reflect the 1-for-1000 reverse stock split.

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

Deferred Producer Liabilities

Deferred producer liabilities represent outstanding amounts due to the producer or to be retained by the Company upon the collection of license fee amounts related to the sale of content represented by the Film Production segment. In accordance with the Sales Agency Agreements entered into by the Company and represented content producers, when license fees associated with the Company's sale of represented content are collected, the amounts are paid to the producer and/or retained by the Company. Amounts are paid to the Company for its sales agency commission, recoupment of outstanding film costs and producer advances ("Recoupable Costs") or as market fee revenue. The terms of the Sales Agency Agreements provide that collected license fees will be distributed to the producer and/or retained by the Company based on a specific allocation order as defined by each agreement. The allocation order is dependent on certain criteria including total license fee collections, outstanding Recoupable Cost balances and certain other criteria as specified by the Sales Agency Agreements. Because these criteria cannot be reasonably determined until the license fees are collected, the appropriate allocation order of uncollected license fees cannot be established. Accordingly, the uncollected license fee amounts are recorded as deferred producer liabilities until such

Income Taxes

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	November 30, 2012	November 30, 2011
Accrued interest	$118,195	$75,973
Accrued consulting fees	91,000	91,000
Accrued payroll taxes on CEO’s compensation	98,461	63,800
Accrued auto allowances due CEO	24,000	12,000
Accrued other expenses	71,950	3,765
Total accrued liabilities	$403,606	$246,538

Accrued interest represents interest on a long term loan from a related party, and the interest on a short term notes payable from external parties.  Accrued consulting fees are for scriptwriters and a film consultant.   Other accrued expenses consist of accrued rent and related office parking.

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, while the CEO receives payments at various times only as capital becomes available. The CEO’s compensation is required to be reported on Internal Revenue Service (IRS) Form W-2; however, the Company has made no such reporting.  Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation which includes the contemplation of penalties and interest.  In the event the IRS audits the Company, it will likely be liable for certain taxes, penalties and interest.  See Note 6 for details of the CEO’s employment agreement.

The Company entered into an employment agreement as of February 3, 2012 with our former Chief Financial Officer which provides for a base salary of $90,000 per year, payable monthly, on a month-to-month basis. The Company pays these wages only as capital becomes available. No wages have been paid to date.

Accrued payroll is as follows:

	November 30,	November 30,
	2012	2011

Accrued and unpaid compensation due CEO	$280,848	$171,181
Accrued and unpaid compensation due CFO	73,125	-
Total accrued payroll	$353,973	$171,181

NOTE 5 – BORROWINGS

Short-Term Debt

(A)	Related Parties

On February 28, 2012, our former Chief Financial Officer made an interest free demand advance of $30,000 to the Company to provide working capital, which remains outstanding at November 30, 2012. The Note was recorded at its estimated fair value of $27,778 at the acquisition date, and imputed interest was being accreted to non-cash interest expense to the maturity date, using a 8% interest rate.  No demand for payment has been made as of June 28, 2013 and the note remains unpaid.

On July 13, 2010, March 22, 2012 and October 25, 2012, the Company borrowed $60,000, $ 50,000 and $10,000, respectively, from a shareholder for use as operating capital.  On September 12, 2012, the Company, the shareholder and an external party entered into an Assignment Agreement whereby the external party agreed to assume $30,000 of the $60,000 July 13, 2010 debt in exchange for a 8% convertible note maturing October 24, 2013 (see Short-term Convertible Debt with Ratchet Provisions noted in (ii) below).  The due date on the remaining balance of $30,000 of the $60,000 advance was extended to December 31, 2013 and bears interest at the rate of 15% per annum; the due date of the $50,000 advance is March 7,2013 and it bears interest at the rates of 15% per annum through March 7, 2013 and 18% per annum interest thereafter if the repayment date is extended; and the $10,000 advance is payable on demand at an interest rate of 15% per annum.

During the years ended November 30, 2012 and 2011, the Company incurred and accrued $14,802 and $9,000 in interest expense, respectively, related to this short-term debt. As of November 30, 2012 and 2011, the Company has accrued $29,003 and $11,416 of interest expense related to these notes respectively.

(B)	Film Finance Agreement

On May 11, 2012, we entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide up to $300,000 in equity financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid to us on June 12, 2012.   While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain casting delays have postponed the commencement date, to a date yet to be determined.  In the event that the motion picture is abandoned, we are required to repay CRCP all funds paid to us, plus interest of 12% per annum. On January 25, 2013 we received a written notice of termination of agreement from CRCP and we are currently negotiating a mutual settlement.  Accordingly, we have included the $100,000 advance within short-term debt until the status of the Picture has been better determined and we have accrued interest payable of $5,622 through November 30, 2012.

Through November 30, 2012, we have paid cumulative expenses totaling $13,688 in connection with the Picture, which have been recorded within operating expenses.

Short-term Convertible Debt with Ratchet Provisions

(A)	Short-term Convertible Debt

(i)      On January 11, 2012, March 1, 2012, May 9, 2012, July 9, 2012, September 14, 2012 and September 28, 2012 the Company borrowed $22,500, $10,000, $32,500, $30,000, $22,500 and $10,000   respectively, from external parties for use as operating capital. The parties entered into convertible notes payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration dates ranging between October 6, 2012 and June 28, 2013. If a default is called by the lender after failure to repay principal or interest when due, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount. As of November 30, 2012, none of the holders have held the Company in default for non-payment. However, on March 18, 2013 we received a notice of default from one of the external parties holding a total of $131,200 of short-term convertible debt at that date.  See Subsequent Events for additional details.

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

(ii)      As discussed above, on September 12, 2012, the Company entered into an Assignment Agreement with an external party whereby $30,000 of 15% convertible short term debt due a shareholder was assigned effective October 24, 2012 to the external party in exchange for an 8% convertible note due October 24, 2013. The new note is convertible at any time, within a limit of 4.999% of our then issued and outstanding shares of common stock, into our common stock at a 40% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. This note therefore also contain a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.

The Company discounts the notes by the fair market value of the derivative liability upon inception of each note. These discounts will be accreted back to the face value of the notes over the note term using the effective interest method.

(B)	Warrants

Additionally, a $37,500 convertible note agreement entered into on August 9, 2011 contained an attached warrant to purchase one million shares of Company common stock at a fixed price of $1 per share. The warrant has a five year life, expiring on August 9, 2016. Using the Black-Scholes pricing model, along with the inputs listed directly below, we calculated the fair market value of this warrant to be $387 and $9,895 at November 30, 2012 and November 30, 2011. Because the warrant reflected a derivative liability, the entire value was recorded as a loss on derivative at the date of grant and the liability is recorded on the face of the financial statements. Additionally, this derivative liability will be revalued each quarterly reporting period.

	November 30, 2012	November 30, 2011
Annual dividend yield	0.0%	0.0%
Expected life (years)	3.7 yrs.	5.0 yrs.
Risk-free interest rate	0.50%	0.91%
Expected volatility	237%	269%

(C)	Determination of Derivative Liability

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

The derivative liabilities associated with these convertible notes were revalued during the period as principal was converted, using the Black-Scholes Model with the below range of inputs. Upon conversion of all or a portion of the convertible notes, the derivative liability associated with the principal converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital.

As of November 30, 2012 and November 30, 2011, the Company has outstanding principal amounts on convertible debt of $121,030 and $119,500, respectively. At the inception of these notes inception, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on an effective interest method are $70,489 and $41,486 as of November 30, 2012 and November 30, 2011, respectively. For the year ended November 30, 2012, interest expense from accretion of the discount, including converted notes, was $128,497.

During the year ended November 30, 2012, lenders of convertible notes converted $163,191 of principal and interest thereon through the issuance of 388,017 shares. The remaining derivative liability written off from converted principal credited to additional paid-in capital was $127,568 for the year ended November 30, 2012. As part of these conversions, convertible notes from February 23, 2011, May 6, 2011, August 2, 2011, October 18, 2011 and January 11, 2012 were fully satisfied, and the note from March 1, 2012 was partially satisfied with a reduction of $2,170 to $7,830; the note from May 9, 2012 was partially satisfied with a reduction of $32,500 to $23,200 and the note from October 24, 2012 was partially satisfied with a reduction of $30,000 to $27,500.

Aggregate derivative liabilities associated with remaining convertible notes were $223,637 as of November 30, 2012 and $116,635 as of November 30, 2011. Based on this revaluation at year end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a net gain in fair value of derivative liability of $143,242 and $42,158 during the year ended November 30, 2012 and 2011, respectively.

During the year ended November 30, 2011, the Company borrowed a total of $137,500 in short-term convertible debt, of which $18,000 was converted into 8,016 shares of common stock by the applicable note holder.

During years ended November 30, 2012 and 2011, the range of inputs used to calculate derivative liabilities noted above were as follows:

	November 30, 2012	November 30, 2011
Annual dividend rate	0.0%	0.0%
Expected life (years)	.01 - .92 years	.01 - .63 years
Risk-free interest rate	.03% - .18%	.01% - .09%
Expected volatility	71.35% - 350.90%	51.60% - 235.00%

Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long term convertible note agreement which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. As a result, the Company will be liable to issue up to 12,500 shares common stock upon conversion.  Based on a $22 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the year ended November 30, 2012 and 2011 interest expense from accretion of the discount was $20,014 and $13,289 respectively, leaving a remaining discount of $41,697 and $61,711 as of November 30, 2012 and 2011, respectively.  The discount being amortized approximates the effective interest method over the term of the note.

Related Party

Since July 2009, a member of the Control Group of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, for the period ended November 30, 2009.  During the fiscal year ended November 30, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900 shares of common stock for full satisfaction of the liability and the holder advanced the Company $88,199 in working capital for operations.  The note is convertible into 4,230 common shares, based on $80 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  These advances totaled $453,061 at both November 30, 2012 and 2011.  The notes are to be immediately convertible on their respective due dates; no beneficial conversion feature was deemed applicable at the date of issuance.  As of November 30, 2012 and 2011, the Company has accrued $82,121 and $54,863 of interest expense related to these notes, respectively.

Future annual principal payments due on all of the above notes are as follows:

Years Ending
November 30,
2013	$313,530
2014	-
2015	653,061

Total	$966,591

Also see Note 12 for subsequent issuances of convertible debt.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Office Leases

On April 14, 2011, the Company entered into a lease for office space.  The lease was for one (1) year and required monthly payments of $2,927 in addition to a security deposit of $8,782 (equal to three month’s rent in advance). The security deposit was reduced after six months of on-time rent payments, with the reduction applied to against one month’s rent. Subsequent to the initial one year lease, the Company continued to rent the office space on a month-to-month basis until December 31, 2012 when it vacated the offices.  Office lease expense for the years ended November 30, 2012 and 2011 was $35,129 and $39,878, respectively.

Consulting Agreements

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role was to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200 shares of our common stock (see Note 7), and an initial monthly fee of $10,000 for a minimum of one year.  During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010.  As of the year ended November 30, 2012 and 2011, accrued cash and stock compensation totaling $15,000 and $40,000, respectively, was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet.  This agreement terminated in August 2010.

Employment Agreement

On December 17, 2009, the Company entered into an employment agreement with our CEO which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014.  Among other things, the employment agreement calls for periodic increases in the base salary and bonuses based upon performance.  The agreement also allows for the Company, at the discretion of the Board of Directors, to provide for medical insurance and a contribution to a retirement benefit plan.  Our CEO was also awarded options to purchase common stock.  See Note 8.  During fiscal 2010, our CEO voluntarily forgave $82,000 of accrued wages, which the Company recorded in equity as contributed services.

Stand-Ready Obligation

During the production of the film Carjacked, the production company Carjacked Entertainment, LLC and Carjacked Investments, LLC (collectively “Carjacked LLC’s”) obtained financing from Wet Rose Productions, LLC (“Wet Rose”) in the amount of $850,000. Grodfilm Corp, owned by the Company's CEO, is the managing member of the LLC's and acts on behalf of 9207-8856 Quebec Inc., a Quebec company and owner of the copyright to the motion picture "Carjacked".

On October 5, 2010, the Company entered into an indirect guarantee of the indebtedness in which the Company guaranteed any shortfalls in repayment of the $850,000 of debt related to the investment provided by Wet Rose up to an amount not to exceed $250,000. The financing from Wet Rose becomes due and payable at a date which is 30 months after first release of the film Carjacked. The film was released on November 22, 2011 and accordingly a payable may become due in approximately 21 months on May 22, 2014. As of August 31 2012 and November 30, 2011, management evaluated the guarantee liability under ASC 460-10 – “Guarantees” and ASC 450-20 – “Loss Contingencies” by reviewing the projected ability of the Carjacked film to repay the obligation under contract to determine if there is a probable chance of a default, and if so, provides a reasonable estimate for losses. As of November 30, 2012, management believed that past performance and current projections indicated that full repayment by the Company to Wet Rose was probable.  Accordingly, management recorded a provision for loss of $200,000 related to the stand-ready obligation during the year ended November 30, 2012, together with the $50,000 “guarantor fee” previously recorded as a stand-ready obligation in the prior year, a total of $250,000 is reflected as a stand-ready obligation as of November 30, 2012.

Film Costs and Movie Rights Option Contract

On November 1, 2010, the Company entered in to an “option/purchase” agreement with Richard Taylor (the “Writer”) in which the Company would be granted the exclusive right and option (“Option”) to acquire all motion picture, television and allied and ancillary rights to the Writer’s screenplay – “Bad Monday”. The initial term of this option agreement was for one year; however, the Company subsequently obtained an extension through October 31, 2013. As consideration, the Company paid the Writer $2,000 which is included in Film Costs. It is the intention of the Company to produce the motion picture and to either renew the option for an additional six month period through April 30, 2013 for the payment of $3,500 or to exercise the Option, at which point the Writer would be paid a purchase price of between $40,000 and $100,000, depending on the final production budget for the motion picture. Additionally, the Writer would be entitled to 5% of the net proceeds of the picture, and an additional 2.5% of net proceeds if the Writer received shared writing credit on the picture.

At November 30, 2011 there was an additional amount of $93,250 included in Film Costs relating to payments to Pat Proft, a related party, to deliver a finished script to a comedic motion picture which the Company had intended to be the first interactive "second screen" motion picture produced and distributed to help launch the Company's interactive technology. Management assessed this project at November 30, 2012 and determined that it was less likely that it now will be developed and accordingly, the entire amount was written off as other expense in the statement of operations for the year ended November 30, 2012.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Capital Stock

The Company has two classes of stock:

●	Series A Preferred stock, $0.00001 and $ 0.001 par value, respectively; 10,000,000 shares authorized; 10,000 issued and outstanding; and,
●
Common stock, $0.00001 par value and $ 0.001 par value, respectively; 2,000,000,000 and 300,000,000 shares authorized, respectively; 599,872 and 108,432 shares issued and outstanding as of November 30, 2012 and 2011, respectively.

Amended and Restated Charter

We filed amended and restated articles of incorporation with the Nevada Secretary of State on each of December 16, 2011 and January 5, 2012, respectively (with the January 5, 2012 version superseding the previously filed version), which amended and restated articles (i) increased our authorized common stock to two billion (2,000,000,000) shares; (ii) reduced the par value for its capital stock from $0.001 per share to $0.00001 per share; (iii) granted authority to our board of directors to effectuate a stock split or reverse stock split without stockholder approval; (iv) elected not to be governed by certain provisions pertaining to “resident domestic corporations” under the Nevada Revised Statutes; and (v) elected not to be governed by certain provisions relating to “issuing corporations” under the Nevada Revised Statutes. A copy of the amended and restated articles was filed as an exhibit to our Definitive Information Statement on Form 14C, filed with the Securities and Exchange Commission on January 13, 2012. The amended and restated articles were effective on February 17, 2012, as stated therein.

Stock Incentive Plans

2012 Stock Incentive Plan

On March 13, 2012, our Board of Directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either common stock or stock options under the plan is 56,000 shares, subject to adjustment.  As of November 30, 2012, all shares have been granted under the plan.

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

2012 Stock Incentive Plan #2

On August 21, 2012, our Board of Directors adopted the 2012 Stock Incentive Plan #2. The purpose of our 2012 Stock Incentive Plan #2 is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either common stock or stock options under the plan is 132,800 shares, subject to adjustment.  As of November 30, 2012, 17,000 shares have been granted under the plan.

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

On December 28, 2012, the Company’s board of directors approveda One (1) for One Thousand (1000) reverse stock split (see Note 12). All common stock, warrant and option transactions described herein have been adjusted to reflect the Reverse Split.

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

Reorganization and Settlement of Liabilities with Common Stock

In June 2009, the Company issued 4,800 shares of common stock upon conversion of notes with predecessors which resulted in an extinguishment charge of $1,124,957 based on the closing price of the Company’s common stock of $240 per share shortly after the extinguishment.

On August 5, 2009, the Control Group acquired or received 50,000 shares of common stock, as well as 6,000 shares of common stock from the conversion of $10,000 of notes acquired.  In connection with the recapitalization, the convertible notes totaling $55,238 acquired by a Control Group member were paid in full through the issuance of 5,900 shares of common stock during the quarter ended February 28, 2010.   Because this note was part of the recapitalization, the conversion of the shares was afforded such treatment.

Issuance of Common Stock Related to Employment Agreements and Services Rendered

●
On August 24, 2009, the Company issued 200 shares per the terms of the employment agreement with Pat Proft which were immediately vested.  These shares were valued at $62,000 based on the closing price per share on the date of issuance of $310.

●
On September 29, 2009, the Company issued 100 shares of common stock to one individual for Board of Director services rendered to the Company.  This issuance was expensed as share-based compensation at a cost of $43,000, or $430 per share based on the closing stock price on the date of issuance.

●
On October 6, 2009, the Company issued 100shares of common stock to one individual for services rendered to the Company as the Senior Vice President of Technology.  This issuance was expensed as share-based compensation at a cost of $42,000, or $420 per share based on the closing stock price on the date of issuance.

●
On October 16, 2009, the Company issued 2 shares of common stock to two individuals for consulting services rendered to the Company.  This issuance was expensed as share based compensation at a cost of $580, or $290 per share-based on the closing stock price on the date of issuance.

●
On November 25, 2009, the Company issued 100 shares of common stock to four individuals for legal services provided to the Company.  This issuance was expensed as share based compensation at a cost of $10,000, or $100 per share-based on the closing stock price on the date of issuance.

●
In December 2009, upon Board approval the Company issued 152 shares to four individuals for consulting and Board of Director services to the Company.  These shares were expensed to share-based compensation for $15,200, based on a closing stock price per share of $100 on the date of issuance.

●
In January 2010, upon Board approval the Company issued 50 shares to one individual for consulting services rendered to the Company.  These shares were expensed by the Company at $9,000, based on a price per share of $180 on the date of issuance.

●
Also during January 2010, upon Board approval, the Company issued 20 shares to an outside consulting firm for services rendered.  These shares were expensed by the Company at $1,400, based on a price per share of $70 on the date of issuance.

●
On February 22, 2010, upon Board approval, the Company issued 145 shares to five individuals for various operational services rendered to the Company.  These shares vested immediately and were expensed by the Company at $15,950, based on a price per share of $110 on the date of issuance.

●	On February 20, 2010, 1,000 shares of common stock issued to two prior shareholders during August 2009 were cancelled upon a request by the CEO and concurrence by the two shareholders.

●
On March 9, 2010, upon Board approval, a revised employment agreement (retroactive to January 1, 2010) was negotiated between the Company and Pat Proft to reflect that half of his monthly $10,000 salary would be paid in the form of stock compensation.  Thus, on the date of the agreement, for the months of January, February and March 2010, $15,000 of accrued wages due Pat would be converted into 167 shares of common stock based on the market price on of the Company’s common stock on the preceding day of $90 per share.  As of August 31, 2010, accrued wages for shares yet to be issued are $40,000. The liability is included in accrued liabilities in the accompanying balance sheet.

●
On March 9, 2010, upon Board approval, the Company issued 375 shares to three individuals for operational consulting and advisory services rendered to the Company.  These shares were fully vested and expensed by the Company at $30,000, based on a price per share of $80 on the date of issuance.

●
On May 27, 2010, upon Board approval, the Company issued 78 shares to an individual for accounting and advisory services rendered to the Company.  These shares were fully vested and expensed by the Company at $2,500 based on a price per share of $30 on the date of issuance.

●
On June 23, 2010, upon Board approval, the Company issued 600 shares to five individuals / entities for consulting services rendered to the Company.  One consultant, who received 100 shares for services rendered, is a brother of the CEO. These shares were fully vested and expensed by the Company in the amount of $24,000 based on a price per share of $40 on the date of issuance.

●
On September 1, 2010, upon Board approval, the Company issued 1,255 shares to three individuals for consulting services rendered to the Company.  These shares were fully vested and expensed by the Company in the amount of $39,000 based on a price of $30 per share on the date of issuance.

●
On February 18, May 5, June 17, July 14, and October 18, 2011, the Company’s Board approved the issuances of 420, 900, 450, 165, and 3,500 shares of common stock, respectively, to a professional services firm for legal services rendered.  Based on the closing market prices on the respective days ranging from $3.20 to $27.00 per share, the Company recorded stock compensation of $50,320 related to these transactions.

●
On June 15 and September 1, 2011, the Company’s Board approved the issuances of 1,000 and 900 shares, respectively to one individual for consulting services rendered to the Company.   Based on closing market prices on the respective days ranging from $8 to $20 per share, the Company recorded stock compensation of $27,200 related to these transactions.

●
On September 1, 2011, the Company’s Board approved the issuance of 1,500 shares to one individual for consulting and advisory services rendered to the Company.  These shares were fully vested and expensed by the Company in the amount of $12,000 based on a price of $8 per share on the date of issuance.

●
On August 15 and October 24, 2011, the Company’s Board approved the issuances of 225 and 250 shares, respectively to two vendors for services rendered to the Company.  These shares were fully vested and expensed by the Company in the amount of $3,000 based on closing market prices on the respective days ranging from $3 to $10 per share on the date of issuance.

●
On November 1, 2011, the Company’s Board approved the issuance of 1,000 shares to one individual for employment services rendered to the Company.  These shares were fully vested and expensed by the Company in the amount of $4,000 based on a price of $4 per share on the date of issuance.

●
During the years ended November 30, 2011 and 2010 and the period from Inception to November 30, 2011, the Company recorded $96,520, $128,800 and $382,900 in stock-based compensation related to services in general and administrative expense in the accompanying statement of operations.  These expenses are exclusive of stock option expense in Note 8.

●
On February 8, 2011, the Company entered into a Fee Agreement pursuant to which the Company agreed to issue common stock to Indeglia & Carney, P.C. (“I&C”) for legal services rendered to the Company. During the year ended November 30, 2012, our Board of Directors approved the issuance of a total of 75,941, shares of common stock to I&C in consideration of legal services rendered and recorded a reduction of accrued legal fees of $78,627. For the year ended November 30, 2011, the Board of Directors approved the issuance of a total of 1,935 shares of common stock to I&C in consideration of legal services rendered and recorded a reduction of accrued legal fees of $39,120 during the period.

●
In addition, our Board of Directors approved (a) the issuance of a total of 2,500 shares of common stock to a third party attorney in consideration of legal services rendered and an expense of $11,750 based on the stock’s closing market price of $4.70 on the date of the grant; and (b) the issuance of a total of 6,000 shares of common stock to a third party marketing consultant in consideration of services rendered and an expense of $ 4,800 based on the stock’s closing market price of $0.80 on the date of the grant.

●
On February 14, 2012 our Board of Directors approved the issuance of 5,000 shares to a relative of our CEO for $5,000 received on January 3, 2012 based on the stock’s closing market price on the date of the grant. The stock issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Technology Transfer and License.

On February 6, 2012, we entered into two related agreements with Three Point Capital (“3PC”). In exchange for $65,000 in cash and five Class B Units in 3PC’s subsidiary FanCloud, LLC (representing a 5% interest), we transferred certain of our intellectual property related to our mobile application. Concurrently with this transfer, 3PC granted us an exclusive, irrevocable, worldwide license to such transferred technology within the field of cinema. The $65,000 receipt was recorded as “other income” fiscal 2012.

On February 6, 2012, in connection with a Technology and Transfer License (above) with Three Point Capital (“3PC”) our Board of Directors approved the issuance of (i) 1,992 shares to three individuals for services, including the development of a long-term business plan and (ii) 1,992 shares to 3PC for services rendered, based on the combined fair market value totaling $1,992 of the Company’s common stock at that time.

Sale of Common Stock

On November 23, 2011, the Company sold 10,000 shares to an individual for $1 per share for aggregate funds of $10,000.

On February 14, 2012 our Board of Directors approved the issuance of 5,000 shares to a relative of our CEO for $5,000 received on January 3, 2012 based on the stock’s closing market price on the date of the grant. The stock issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Also see Note 12 for subsequent issuances of common stock.

NOTE 8 – EMPLOYEE STOCK OPTIONS

In addition to his annual salary, the President and CEO’s Employment Agreement grants employee stock options to purchase common stock in an amount equal to 20,000 shares at an exercise price of $70 per share.  The options shall vest equally over a five-year period (4,000 shares per year), commencing on December 17, 2009.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part, and each series of options shall include a “cashless feature.”

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

These options, granted in December 2009, have a fair market value of $1,200,000, as calculated using the Black-Scholes pricing model with inputs as defined below:

Expected volatility	238%
Dividend yield	0%
Expected option life (years)	6.5
Risk-free interest rate	2.24%
Market price of option	$60

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014. During the years ended November 30, 2012 and 2011 and the period from Inception to November 30, 2012, stock compensation of $240,000, $240,000, and $708,667 has been recorded as expense in general and administrative in the accompanying statement of operations, respectively. Future compensation expense is $240,000, annually through 2014. As of November 30, 2012, approximately 11,831,732 options are fully vested and are exercisable by the CEO.

The weighted average options outstanding as of November 30, 2012 and 2011 equaled the options issued to the CEO above, 20,000, There were no other options issued, exercised or forfeited during the years then ended. The weighted average exercise price was $70 for both the years ended November 30, 2012 and 2011. The weighted average remaining contractual life of the options for the years ended November 30, 2012 and 2011 was approximately two (2) and three (3) years, respectively. There is no intrinsic value for options outstanding as all exercise prices are above the year end closing Company stock price.

Stock Incentive Plans

On February 16, 2011, our board of directors adopted the 2011 Stock Incentive Plan. The purpose of our 2011 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23,000 shares, subject to adjustment.  As of November 30, 2012, the Company had no shares remaining to be issued under the plan.

On March 13, 2012, our board of directors adopted the 2012 Stock Incentive Plan.

On August 21, 2012, our board of directors adopted the 2012 Stock Incentive Plan # 2.

NOTE 9 – FILM PRODUCTION COSTS

The Company capitalizes film production costs in accordance with Statement of Position ASC 926 – “Entertainment”. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.   The Company began capitalizing script costs on March 1, 2010.  Costs incurred during the year ended November 30, 2010, totaling $95,250, were recorded to script costs in non-current assets in connection with Mass Hysteria, the movie.  The Company has assessed script costs in determining that $93,250 write-off of capitalized costs was necessary as of November 30, 2012.

NOTE 10– MEDIA DISTRIBUTION AGREEMENTS - RELATED PARTIES

Slam I Am

On July 12, 2010, the Company entered into an agreement with NY-based Screen Media Ventures, LLC, (“Screen Media”) in which the Company agreed to license to Screen Media the distribution rights to the motion picture ”Stonerville” written by Kevin Sepe and Tom Alexander and produced by Kevin Sepe, the Control Group member that funded the Company’s working capital. This movie was released in January 2011.

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

As of November 30, 2012, no monies are due to the Company with respect to the distribution referred to above and no revenues are expected in the future.

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

The Company was assigned an agreement by Grodfilm Corp (owned by the Company’s CEO, Dan Grodnik) which entitled Mass Hysteria to $75,000 in revenue for its participation in the pre-production of the movie. Under this agreement, Mass Hysteria received $25,000 during pre-production of the movie during fiscal 2010 and $25,000 during fiscal 2011.  We will not receive the final payment, and accordingly, we provided an allowance for such amount.

NOTE 11 – INCOME TAXES

We have identified our U.S. Federal tax returns as our “major” tax jurisdiction, and our corporate offices are located in California.  The United States Federal return years 2008 through 2011 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2007 through 2011 and currently does not have any ongoing tax examinations. The Company has had losses to date, and therefore has paid no income taxes. The Company has not filed tax returns for the fiscal year 2011 and 2012.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company elected to capitalize all start-up costs for income tax reporting purposes under Section 195 and 248 of the Internal Revenue Code.  The Company's deferred tax assets consist entirely of start-up costs.  Effective August 5, 2009 (Inception), prior net operating loss carry forwards are no longer available to the Company, due to the Company’s abandonment of the related handbag manufacturing business.

Aggregate start-up costs capitalized through November 30, 2012, are approximately $3 million; the deferred tax asset is approximately $1.2 million. The amount of benefits the Company may receive from the start-up costs for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Accordingly, management recorded a valuation allowance for 100% of the deferred tax assets of approximately $1.2 million, an increase from the prior year of $0.4 million. In fiscal 2011, management increased the valuation allowance approximately $0.5 million.

The difference between the federal rate of approximately 34% and the actual rate is due to non deductible stock and accrued compensation, changes in derivative liabilities aggregating approximately $0.1 million and the valuation allowance described above.

NOTE 12 - SUBSEQUENT EVENTS

Reverse Split

On December 28, 2012, the board of directors of Mass Hysteria approved a 1-for-1,000 reverse stock split of its currently outstanding shares of common stock.  The pre-split total shares of common stock outstanding were 683,205,607 and post-split total shares of common stock outstanding will be 683,206 (subject to adjustment for settlement of fractional shares, which will be rounded up to the nearest whole share).  On January 31, 2013, we received notice from FINRA/OTC Corporate Actions that the reverse stock split took effect at the open of business on February 1, 2013.

Convertible Notes

On December 21, 2012, we issued a convertible note payable agreement in the amount of $40,000 to Indeglia & Carney, P.C. (“I&C”) in payment for legal services previously rendered to the Company.   The convertible note makes the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration date of September 21, 2013. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, per annum, on the unpaid amount. After 180 days, the note is convertible into common stock at a 41% discount of the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.  This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company will discount the note by the fair market value of the derivative liability upon inception of the note.  This discount will be accreted back to the face value of the note over the note term using the effective interest method.

On January 14, 2013, the Company borrowed $55,000 from an external party for use as operating capital. The parties entered into a convertible note payable agreement which make the Company liable for repayment of the principal and 8% annual interest by the agreement’s expiration date of October 17, 2013. Failure to repay principal or interest when due triggers a default interest rate (from note’s inception date) of 22%, annually, on the unpaid amount.  After 180 days, the note is convertible into common stock at a 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company will discount the note by the fair market value of the derivative liability upon inception of the note.    This discount will be accreted back to the face value of the note over the note term using the straight-line method.

On June 12, 2013, we issued an 8% convertible promissory note in the aggregate principal amount of $21,500 to an accredited investor.  The note has a maturity date of March 14, 2014.  Beginning December 9, 2013, the note is convertible into shares of our common stock at a conversion price of forty-five percent (45%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

Conversion of short-term convertible debt

Subsequent to November 30, 2012, the Company issued 103,888 shares of common stock to a holder of short-term convertible debt for the conversion of $9,866 of principal. The conversion prices ranged from $0.0590 to $0.1770 with an effective conversion price of approximately $0.0950. The remaining principal on this note through the date of this report is approximately $17,634.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of November 30, 2012 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting Officers as appropriate to allow timely decisions regarding required disclosure.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the November 30, 2012. We believe that internal control over financial reporting is not effective. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of November 30, 2012 and communicated the matters to our management.  Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company’s results and its financial statements for the future years.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning our directors and executive officers as of the date of this report:

Name	Age	Position
Daniel Grodnik	60	President, Chief Executive Officer and Chairman

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Information about our Board and its Committees

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended November 30, 2012, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 13331 Valley Vista Blvd., Sherman Oaks, CA  91423.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended November 30, 2012, and 2011 in all capacities for the accounts of our executive, including the Chief Executive Officer and former Chief Financial Officer:

Summary Compensation Table
					Stock	Option		All Other
Name and Position	Year	Salary		Bonus	Awards ($)	Awards ($)		Compensation	Total ($)
Daniel Grodnik	2012	$360,000	(1)	--	--	$240,000	(3)	--	$600,000
President and Chief Executive Officer	2011	$360,000	(2)	--	--	$240,000	(3)	--	$600,00

Alan Bailey	2012	$75,000	(4)	--	--	--		--	$75,000
Chief Financial Officer (February 8, 2012 to May 31, 2013)	2011	N/A		N/A	N/A	N/A		N/A	N/A

(1)	$73,125 of this amount was accrued as salary but not paid.
(2)	$172,181 of this amount was accrued as salary but not paid.
(3)
On December 17, 2009, the Company agreed to Mr. Grodnik an option award of 20,000 shares with exercise price of $70. Our stock price was $60 on December 17, 2009. The options vest equally (pro-rata per day) over a five year period.  As such 4,000 and, 4,000 shares under such option vested in the years ended November 30, 2012, and 2011 respectively.

(4)	$73,125 of this amount was accrued as salary but not paid.

Grants of Plan-Based Awards

We did not grant any plan based awards to executive officers in the year ended November 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of the year ended November 30, 2012.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Daniel Grodnik	11,832	(1)	8,168	(1)	70.00	(1)	12/17/2016	(2)	—	—

(1) Adjusted for the 1-for-1000 reverse stock split effectuated on February 1, 2013
(2) The options vest equally (pro-rata per day) over a 5 year period until fully vested on December 17, 2014.  Each option expires 24 months after vesting.

Option Exercises and Stock Vested

4,000 shares under Daniel Grodnik’s option to purchase 20,000 shares vested in the year ended November 30, 2012.  No stock options were exercised by any named executive officer in the year ended November 30, 2012.

Employment Agreements

We have an employment agreement with each of Daniel Grodnik, our Chief Executive Officer.  A description of the material terms of  Mr. Grodnik’s agreement is set forth below.

Daniel Grodnik Employment Agreement

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

In addition to his annual salary, the agreement grants employee stock options to purchase common stock in an amount equal to 20,000 shares at an exercise price of $70.00 per share.  The options shall vest equally (pro-rata per day) over a five-year period (until fully vested on December 17, 2014.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part by shall include a “cashless feature.”

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

Compensation of Directors

No compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended November 30, 2012.

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  We did not engage any members of the Board of Directors to perform services our behalf the year ended November 30, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANRELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 28, 2013 by the following persons:

●	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from June 28, 2013, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from June 28, 2013.

Name and Address (1)	Number of Common Shares Beneficially Owned		Percentage Owned (2)	Number of Series A Shares Beneficially Owned	Percentage Owned (3)	Percentage of Total Voting Power (4)
5% Stockholders:
Asher Enterprises (5)	70,948	(6)	9.99%	-	-	*
Directors and Officers:
Daniel Grodnik	15,000	(7)	2.09%	10	100%	>67%
All directors and officers as a group (1 person)	15,000	(7)	2.09%	10	100%	>67%
*Less than 1%
(1)	Unless otherwise noted, the address is 13331 Valley Vista Blvd., Sherman Oaks, CA 91423.
(2)	Based on 716,645 common shares issued and outstanding.
(3)	Based on 10,000 series A preferred shares issued and outstanding
(4)
Holders of our common stock are entitled to one vote per share, for a total of 716,596 votes.  Holders of our Series A preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of Mass Hysteria’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

(5)	The address is 1 Linden Place, Great Neck, NY 11021.
(6)	Includes 1,000 shares related to presently exercisable warrants and 69,948 shares issuable under presently exercisable promissory notes.
(7)	Includes 12,000 shares under presently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of November 30, 2012:

		(a)	(b)	(c)
Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(1)	--	--	22,977,0000
Equity compensation plans not approved by security holders	(2)(3)	--	N/A	188,738,132
Total		--	N/A	211,715,132

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

(2)           2012 Stock Incentive Plan.  On March 13, 2012, our board of directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 56,000,000 shares, subject to adjustment.

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

(3)           2012 Stock Incentive Plan #2. On August 21, 2012, our board of directors adopted the 2012 Stock Incentive Plan #2. The purpose of our 2012 Stock Incentive Plan #2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 132,800,000 shares, subject to adjustment.

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

Our President and Chief Executive Officer currently has other interests in other companies in the film industry. He is currently sole officer and sole stockholder of Grodfilm Corp., a company involved in producing motion pictures. Until such time as we are better capitalized, our President and Chief Executive Office will devote the majority of his time to our company but may not devote his entire time to us. He will devote so much of his time as is, in his judgment necessary to conduct such business in the best interest of our company. Any agreements entered into between us and any affiliates shall be on terms and conditions no less favorable to us than can be obtained by independent third parties.

On April 5, 2011, we issued 10,000 shares of Series A Preferred Stock to our President in satisfaction of $10,000 of accrued but unpaid salary.

On February 28, 2012, our Chief Financial Officer provided an interest free advance to us in the amount of $30,000.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

dbbmckennon audited our consolidated financial statements for the fiscal years ended November 30, 2012 and 2011.

Audit Fees

dbbmckennon  billed us $17,500 in fees for our 2012 annual audit and $13,000 for the review of our quarterly financial statements in 2012. dbbmckennon  billed us $17,500 in fees for our 2011 annual audit and $14,000 for the review of our quarterly financial statements in 2011.

Audit Related Fees

The Company paid dbbmckennon $750 for audit related services in 2012.  There were no fees for audit related services for the years ended November 30, 2011.

Tax Fees

For the Company’s fiscal years ended November 30, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2012 and 2011.

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

3.6	Certificate of Amendment to Articles of Incorporation, filed as an exhibit to our Definitive Information Statement on Form 14C filed on June 16, 2011 and incorporated herein by reference.
3.7	Amended and Restated Articles of Incorporation, filed as an exhibit to our Definitive Information Statement on Form 14C filed on January 13, 2012 and incorporated herein by reference.
4.1	Form of 6% Convertible Promissory Note, filed as an exhibit to our Annual Report on Form 10K for the year ended November 30, 2011 filed on March 15, 2011 and incorporated herein by reference..
4.2	Form of 8% Convertible Promissory Note filed as an exhibit to our Annual Report on Form 10K for the year ended November 30, 2011 filed on March 15, 2011 and incorporated herein by reference.
4.3	Convertible Promissory Note ($200,000) dated March 31, 2011, filed as an exhibit to our Current Report on Form 8-K dated March 31, 2011, filed on April 6, 2011 and incorporated herein by reference.
4.4	Warrant dated August 3, 2011, filed as an exhibit to our Quarterly Report on Form 10Q for the period ended August 31, 2011, filed on October 24, 2011 and incorporated herein by reference.
4.5	8% Convertible Promissory Note, filed as an exhibit to our Quarterly Report on Form 10Q for the period ended August 31, 2011, filed on October 24, 2011 and incorporated herein by reference
4.6	2011 Stock Incentive Plan, filed as an exhibit to our Registration Statement on Form S-8 (File No. 333- 172367) filed with the SEC on February 18, 2011 and incorporated herein by reference.
4.7	2012 Stock Incentive Plan, filed as an exhibit to our Registration Statement on Form S-8 (File No. 333- 180138) filed with the SEC on March 15, 2012 and incorporated herein by reference.
4.8	2012 Stock Incentive Plan #2, filed as an exhibit to our Registration Statement on Form S-8 (File No. 333- 183601) filed with the SEC on August 28, 2012 and incorporated herein by reference.

4.9	8% Convertible Promissory Note dated June 12, 2013 (1)
10.1	Employment Agreement for Daniel Grodnik, incorporated by reference to our Annual Report on Form 10-K for the year ended November 30, 2009 filed on March 16, 2010.
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

10.6	Technology License Agreement, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2011 and incorporated herein by reference.
10.7	Technology Transfer and Stock Issuance Agreement, filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2011 and incorporated herein by reference.
10.8	Employment Agreement with Alan Bailey, incorporated by reference to our Quarterly Report on Form 10Q for the period ended August 31, 2012 and filed on October 22, 2012.
10.9	Agreement with Coral Ridge Capital Partners, filed as an exhibit to our Quarterly Report on Form 10Q for the period ended May 31, 2012, filed on July 23, 2012 and incorporated herein by reference.
23.1	Consent of dbbmckennon (1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer (1)
32.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer (1)

(1)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2013

By:	/s/ Daniel Grodnik
Daniel Grodnik
President, Chief Executive Officer, Chairman and Secretary (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel Grodnik
Daniel Grodnik	President, Chief Executive Officer, Chairman and Secretary
July 16, 2013	(Principal Executive Officer and Principal Accounting Officer)