Form 10-Q
period 2013-02-28
Mass Hysteria Entertainment Company, Inc.
filed 2013-08-19
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-53739

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3107499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13331 Valley Vista Blvd.
Sherman Oaks, CA 91423
(Address of principal executive offices)
Issuer’s telephone number:  (310) 285-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August __, 2013 the number of shares of the registrant’s classes of common stock outstanding was 713,819.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Balance Sheets
(Unaudited)

	February 28, 2013	November 30, 2012
Assets
Current assets
Cash	$10,759	$278
Accounts receivable, net of allowance for doubtful accounts	-	-
Other assets	-	5,261
Total current assets	10,759	5,539

Intangible assets, net	300	519
Film costs	2,000	2,000
Total Assets	$13,059	$8,058

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$78,675	$108,922
Accrued liabilities	357,566	331,656
Accrued payroll	457,461	353,973
Short-term debt	225,622	225,622
Short-term convertible debt, net of discount of $109,191 and $70,489, respectively	96,339	50,541
Derivative liability	242,979	223,637
Deferred revenue	1,000	-
Total current liabilities	1,459,642	1,294,351

Convertible long-term debt, net of discount of $36,694 and $41,697, respectively	163,306	158,303
Convertible long-term debt - related party	453,061	453,061
Stand ready obligation	250,000	250,000
Total Liabilities	2,326,009	2,155,715

Commitments and contingencies

Stockholders' Deficit
Series A preferred stock, $ 0.00001 par value; 10,000 shares authorized; 10 issued and outstanding	-	-
Common stock, $ 0.00001 par value; 2,000,000,000 shares authorized; 713,762 and 599,873 shares issued and outstanding as of February 28, 2013 and November 30, 2012, respectively	7	6
Additional paid-in capital	6,580,964	6,482,837
Deficit accumulated during the development stage	(8,893,921)	(8,630,500)
Total Stockholders' Deficit	(2,312,950)	(2,147,657)
Total Liabilities and Stockholders' Deficit	$13,059	$8,058

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Statements of Operations
(Unaudited)

			For the period
	For the three months ended February 28,		from Inception to February 28,
	2013	2012	2013

Production revenue	$-	$-	$72,500

Operating expenses:
General and administrative	236,240	254,216	3,647,979
Selling expense	-	-	30,573
Impairment of Script Costs	-	-	93,250
Total operating expenses	236,240	254,216	3,771,802

Operating loss	(236,240)	(254,216)	(3,699,302)

Other income (expenses):
Other income	-	65,000	65,432
Interest expense	(75,211)	(49,077)	(459,035)
Excess of fair value of derivative	(26,838)	(10,781)	(304,407)
Loss on stand-ready obligation	-	-	(200,000)
Gain (loss) on change in fair value of derivative liability	74,868	41,597	260,268
Total other income (expense)	(27,181)	46,739	(637,742)

Net loss	$(263,421)	$(207,477)	$(4,337,044)

Net loss per share – basic and diluted	$(0.39)	$(1.4)

Basic and diluted weighted average shares outstanding	669,070	148,117

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

	Series A Preferred Stock		Common Stock
						Deficit
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated During the Development Stage	Total Shareholders' Deficit
Balances at November 30, 2012	10	$-	599,872	$6	$6,482,837	$(8,630,500)	$(2,147,657)

Conversion of convertible note payable:Magna (12/04/12)			13,890	-	2,500		2,500
Conversion of convertible note payable:Magna (12/18/12)			33,333	1	3,999		4,000
Conversion of convertible note payable:Magna (01/17/13)			33,333	-	2,000		2,000
Conversion of convertible note payable:Magna (02/01/13)			33,333	-	2,000		2,000
Extinguished derivative liability					27,628		27,628
Share based compensation related to options granted during December 2009					60,000		60,000
Net loss						(263,421)	(263,421)
Balances at February 28, 2013	10	$-	713,761	7	$6,580,964	$(8,893,921)	$(2,312,950)

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended February 28, 2013	For the Three Months Ended February 28, 2012	From Inception to February 28, 2013
Cash Flows from Operating Activities:
Net loss	$(263,421)	(207,477)	$(4,337,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	219	218	2,841
Bad debt expense	-	-	31,616
Share-based compensation	60,000	93,817	1,255,735
Loss on settlement of convertible notes	-	-	(14,000)
Contributed services	-	-	89,500
Change in fair market value of derivative liability	(74,868)	(41,597)	(260,268)
Loss on excess fair value of derivative liability	26,838	10,781	304,407
Amortization of discount on convertible debt	61,301	36,850	311,994
Impairment of script costs		-	93,250
Provision for Stand Ready Obligation	-	-	200,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	(12,211)
Prepaid expenses	-	-	(295)
Accounts payable	9,753	20,492	134,839
Accrued liabilities	25,910	39,532	306,411
Accrued payroll	103,488	53,899	463,315
Deferred revenue	1,000	-	1,000
Bank credit line	-	-	(1,156)
Net cash provided by (used in) operating activities	(49,780)	6,515	(1,430,066)

Cash Flows from Investing Activities:
Film costs	-	-	(32,000)
Other assets	5,261	-	4,142
Net cash provided by (used in) investing activities	5,261	-	(27,858)

Cash Flows from Financing Activities:
Stand ready obligation	-	-	25,000
Proceeds from issuance of convertible debt	55,000	22,500	550,001
Proceeds from issuance of convertible debt to related parties	-	-	453,061
Proceeds from issuance of short-term debt	-	20,000	225,622
Proceeds from sale of common stock	-	5,000	214,999
Net cash provided by financing activities	55,000	47,500	1,468,683

Net increase in cash and cash equivalents	10,481	54,015	10,759
Cash and cash equivalents, beginning balance	278	3,851	-
Cash and cash equivalents, ending balance	$10,759	57,866	10,759

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$800	$800
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable	$10,500	$55,268	$101,768
Cash received under subscription agreement	$-	$-	$200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	$-	$40,000	$40,000
Common stock issued in lieu of cash payment for script costs	$-	$23,250	$23,250

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(Unaudited)

NOTE 1 -  ORGANIZATION AND BUSINESS

Michael Lambert, Inc. (“MLI”) was incorporated in Nevada on November 2, 2005.  MLI was in the business of manufacturing handbags, but ceased operations in June 2009.  To reflect the Company’s new business plan, on June 25, 2009, MLI changed their name to “Mass Hysteria Entertainment Company, Inc.” ("MHe", “Mass Hysteria” or the “Company”). MHe is an innovative motion picture production company that produces branded young adult film content for theatrical, DVD, and television distribution. MHe’s plan is to produce a minimum of three theatrical films a year that appeal specifically to the youth market.

The Company is entering a time of great change in the entertainment business. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and Internet portals that rely on micro-transactions.  The Company is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria will be creating movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Its plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. Technology is evolving, too.  Interactive mobile applications are in development by third parties.  The Company expects to license or develop its own mobile applications in the near future, depending on its ability to raise capital and generate traditional sources of revenues.  There are technology and competitive risks associated with interactive mobile devices and theatrical films.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three months ended February 28, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows.  These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended November 30, 2012.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At February 28, 2013, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 2,152,278 shares relative to convertible notes (post conversion); and (4) 9,958 shares related to warrants issued with the $37,500 convertible note. The preceding common equivalents were excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

NOTE 4 -  ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	February 28, 2013	November 30, 2012
Accrued interest	$132,105	$118,195
Accrued consulting fees	91,000	91,000
Accrued payroll taxes on CEO’s compensation	107,461	98,461
Accrued auto allowances due CEO	27,000	24,000
Total accrued liabilities	$357,566	$331,656

Accrued interest represents interest on a long-term loan from a related party, and the interest on a short term notes payable from external parties.  Accrued consulting fees are for scriptwriters and a film consultant.   Other accrued expenses consist of accrued rent and related office parking.

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, while the CEO receives payments at various times only as cash becomes available. The CEO’s compensation is required to be reported on Internal Revenue Service (IRS) Form W-2; however, the Company has made no such reporting.  Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation which includes the contemplation of penalties and interest.  In the event the IRS audits the Company, it will likely be liable for certain taxes, penalties and interest.

The Company entered into an employment agreement as of February 3, 2012 with its former Chief Financial Officer which provided for a base salary of $90,000 per year, payable monthly, on a month-to-month basis. The Company will pay these wages only as cash becomes available. The agreement was terminated on May 31, 2013 and no wages have been paid to date.

Accrued payroll is as follows:

	February 28, 2013	November 30, 2012
Accrued and unpaid compensation due CEO	$361,836	$280,848
Accrued and unpaid compensation due former CFO	95,625	73,125
Total accrued payroll	$457,461	$353,973

NOTE 5 -  BORROWINGS

Short-Term Debt

(A)	Related Parties

On February 28, 2012, the Company’s former Chief Financial Officer made an interest free demand advance of $30,000 to provide working capital, which remains outstanding at May 31, 2013. The Note was recorded at its estimated fair value of $27,778 at the acquisition date, and imputed interest was being accreted to non-cash interest expense to the maturity date, using an 8% interest rate.  No demand for payment has been made and the note remains unpaid.

On July 13, 2010, March 22, 2012 and October 25, 2012, the Company borrowed $60,000, $ 50,000 and $10,000, respectively, from a shareholder for use as operating capital.  On September 12, 2012, the Company, the shareholder and an external party entered into an Assignment Agreement whereby the external party agreed to assume $30,000 of the $60,000 July 13, 2010 debt in exchange for a 8% convertible note maturing October 24, 2013 (see Short-term Convertible Debt with Ratchet Provisions noted below).  The due date on the remaining balance of $30,000 of the $60,000 advance was extended to December 31, 2013 and bears interest at the rate of 15% per annum; the due date of the $50,000 advance was March 7, 2013 and it beared interest at the rates of 15% per annum through March 7, 2013 and 18% per annum interest thereafter if the repayment date is extended; and the $10,000 advance is payable on demand at an interest rate of 15% per annum.

During the three months ended February 28, 2013, the Company incurred and accrued $2,960 in interest expense, respectively, related to this short-term debt. As of February 28, 2013, the Company has accrued a total of $29,178 of interest expense related to these notes respectively.

(B)	Film Finance Agreement

On May 11, 2012, the Company entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide up to $300,000 in equity financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid on June 12, 2012.   While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain casting delays have postponed the commencement date, to a date yet to be determined.  In the event that the motion picture is abandoned, MHe is required to repay CRCP all funds paid to it, plus interest of 12% per annum. On January 25, 2013 the Company received a written notice of termination of agreement from CRCP and is currently negotiating a mutual settlement with CRCP.  Accordingly, the Company has included the $100,000 advance within short-term debt until the status of the Picture has been better determined and has accrued interest payable of $5,622 through February 28, 2013.

Through February 28, 2013, the Company has paid cumulative expenses totaling $13,688 in connection with the Picture, which have been recorded within operating expenses.

Short-term Convertible Debt with Ratchet Provisions

(A)	Short-term Convertible Debt

(i)      On January 11, 2012, March 1, 2012, May 9, 2012, July 9, 2012, September 14, 2012 and September 28, 2012 the Company borrowed $22,500, $10,000, $32,500, $30,000, $22,500 and $10,000 (for a total of $127,500), from external parties for use as operating capital. See iv. below for additional advances made by this related party during the three months ended February 28, 2013.  The parties entered into convertible notes payable agreements which make the Company liable for repayment of the principal and 8% annual interest by the various agreements’ expiration dates which range between October 6, 2012 and June 28, 2013. If a default is called by the lender after failure to repay principal or interest when due, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

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

On March 18, 2013, the Company received a notice of default from one of the lenders holding a total of $131,200 of short-term convertible debt at that date. Based upon the foregoing, the Company is now in default under the Notes. Demand was made for the immediate payment of $196,050, representing 150% of the remaining outstanding principal balance) together with default interest as provided for in the Notes

(ii)      As discussed above, on September 12, 2012, the Company entered into an Assignment Agreement with an external party whereby $30,000 of 15% convertible short term debt due a shareholder was assigned effective October 24, 2012 to the external party in exchange for an 8% convertible note due October 24, 2013. The new note is convertible at any time, within a limit of 4.999% of our then issued and outstanding shares of common stock, into our common stock at a 40% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. This note therefore also contain a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.

(iii)     On December 21, 2012, the Company issued a convertible note payable agreement in the amount of $40,000 to Indeglia & Carney, P.C. (“I&C”) in payment for legal services previously rendered to the Company.   The convertible note makes the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration date of September 21, 2013. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, per annum, on the unpaid amount. After 180 days, the note is convertible into common stock at a 41% discount of the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.  This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price, which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company discounted the note by the fair market value of the derivative liability upon inception of the note.  As a result of the default noted above in March 2013, this note is in technical default.

(iv)     On January 14, 2013, the Company borrowed $55,000 from an external party, representing cash received of $44,000 for use as operating capital, and the direct payment of accounts payable in the amount of $11,000. The parties entered into a convertible note payable agreement, which make the Company liable for repayment of the principal and 8% annual interest by the agreement’s expiration date of October 17, 2013. Failure to repay principal or interest when due triggers a default interest rate (from note’s inception date) of 22%, annually, on the unpaid amount.  After 180 days, the note is convertible into common stock at a 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company discounted the note by the fair market value of the derivative liability upon inception of the note.   As a result of the default noted above in March 2013, this note is in default and a demand has been made to increase the note amount by 50%; no default rate of interest had been demanded.

(B)	Determination of Derivative Liability

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

As of February 28, 2013, the Company has outstanding principal amounts on convertible debt of $205,530. At the inception of these notes, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on an effective interest method are $109,191 as of February 28, 2013. For the three months ended February 28, 2013, interest expense from accretion of the discount, including converted notes, was $54,988.

During the three months ended February 28, 2013, lenders of convertible notes converted $10,500 of principal and interest thereon through the issuance of 113,889 shares. The remaining derivative liability written off from converted principal credited to additional paid-in capital was $27,628 for the three months ended February 28, 2013.

Aggregate derivative liabilities associated with remaining convertible notes were $242,979 as of February 28, 2013. Based on this revaluation at year end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a net gain in fair value of derivative liability of $74,868 during the three months ended February 28, 2013.

During the three months ended February 28, 2013, the Company borrowed a total of $55,000 in short-term convertible debt.

As of February 28, 2013, the range of inputs used to calculate derivative liabilities noted above were as follows:

Annual dividend yield	0.0%
Expected life (years)	.01 - .66 yrs.
Risk-free interest rate	.15% - .17%
Expected volatility	386.6%

Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long term convertible note agreement which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. As a result, the Company will be liable to issue up to 12,500 shares common stock upon conversion.  Based on a $22 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the three months ended February 28, 2013 interest expense from accretion of the discount was $5,003, leaving a remaining discount of $36,694.  The discount being amortized approximates the effective interest method over the term of the note.

Related Party

Since July 2009, a member of the Control Group of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, for the period ended November 30, 2009.  During the fiscal year ended November 30, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900 shares of common stock for full satisfaction of the liability and the holder advanced the Company $88,199 in working capital for operations.  The note is convertible into 4,230 common shares, based on $80 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  These advances totaled $453,061 at February 28, 2013.  The notes are to be immediately convertible on their respective due dates; no beneficial conversion feature was deemed applicable at the date of issuance.  As of February 28, 2013, the Company has accrued $88,824 of interest expense related to these notes, respectively.

Also see Note 6 for subsequent issuance of convertible debt.

NOTE 6 -  SUBSEQUENT EVENTS

Convertible Notes

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2013.

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

Over the next twelve months, Mass Hysteria intends to develop at least one short-film to be interactive with a custom built application (“App”) and beta test it with a live audience.  We intend to outsource the building and testing of the App that will allow audiences to interact, via their handset, between the theatrical movies, other audience members and a cloud server. The nature of the interaction involves social connectivity, conversation between audience members narrative extensions, in-experience gaming and content acquisition. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture — together these three technologies will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience.

We also intend to enter into negotiations with leading entertainment companies with similar objectives and technologies relating to the creation and exhibition of an interactive viewing experience, with the objective of exploring possible joint ventures and mergers to combine synergies and expertise in the interactive area.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2012

We had no revenue for the three months ended February 28, 2013 and 2012.  The lack of the revenue in both periods is due to the establishing and operationalization of our business plan.  As the Company begins to meet its business plan goals, it expects to generate revenue in the future. In the period from August 5, 2009 ("Inception") to date, the Company has assembled its management team, developed its intellectual property, and is continuing to implement its marketing and merchandising strategies.  The Company is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Mass Hysteria intends to create movies that take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Its plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. The Company expects to license or develop our own mobile applications in the near future, depending on its ability to raise capital and generate traditional sources of revenues.

For the three months ended February 28, 2013, we had general and administrative expenses of $236,240; net interest expense of $75,211, excess fair value of derivative of $26,838, and gain in fair value of derivative liability of $74,868.  For the three months ended February 29, 2012, we had general and administrative expenses of $254,216; net interest expense of $49,077, excess fair value of derivative of $10,781, and gain in fair value of derivative liability of $41,597, and other income of $65,000 resulting from the sale of certain of our intellectual property related to our mobile application for use other than within the field of cinema.

We had a net loss of $263,421, for the three months ended February 28, 2013, as compared to a net loss from continuing operations of $207,477, for the three months ended February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $13,059 as of February 28, 2013, consisting of $10,759 in cash, $300 in net intangible assets, and $2,000 in capitalized film costs. We had a working capital deficit of $1,448,883.

We had total liabilities of $2,326,009 as of February 28, 2013, consisting of current liabilities, which included $78,675 of accounts payable; accrued liabilities of $357,566; accrued payroll of $457,461; short-term debt of $225,622; short-term convertible debt of $96,339; a stand ready obligation of $250,000 and derivative liability of $242,979.  In addition, we had convertible long-term debt of $163,306 and related party convertible debt with a balance of $453,061 as of February 28, 2013.

We had a total stockholders’ deficit of $2,312,950 as of February 28, 2013, and an accumulated deficit as of February 28, 2013 of $8,893,921.

We had $49,780 in net cash used in operating activities for the three months ended February 28, 2013, which included $263,421 in net loss, offset by $60,000 in share-based compensation, $61,301 in amortization of discount on short-term debt, $74,868 of change in fair value of derivative liability and depreciation of $219. Cash flows used in operations were offset by changes in operating assets and liabilities totaling $140,151.

We had $55,000 of net cash provided by financing activities for the three months ended February 28, 2013, from the issuance of convertible debt.

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

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. They were deemed not effective due to adjustment and disclosure omissions.. The Company will continue to take steps to identify matters of accounting and disclosure.

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

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.
During the quarter ended February 28, 2013, we issued an aggregate of 113,889 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $10,500.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

2.	See Item 5 of our Annual Report on Form 10-K for the year ended November 30, 2012 filed July 16, 2013.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Item No.	Description	Method of Filing

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2013	Mass Hysteria Entertainment Company, Inc.

	By:	/s/ Daniel Grodnik
Daniel Grodnik
President, Chief Executive Officer, Chairman and Secretary (Principal Executive Officer and Principal Accounting Officer)