Form 10-Q
period 2013-05-31
Mass Hysteria Entertainment Company, Inc.
filed 2013-08-19
CIK 1388488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐    Yes  ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 9, 2013 the number of shares of the registrant’s classes of common stock outstanding was 713,819.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Balance Sheets
(Unaudited)

	May 31, 2013	November 30, 2012
Assets
Current assets
Cash	$284	$278
Accounts receivable, net of allowance for doubtful accounts	-	-
Other assets	-	5,261
Total current assets	284	5,539

Intangible assets, net	82	519
Film costs	2,000	2,000
Total Assets	$2,366	$8,058

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$92,198	$108,922
Accrued liabilities	384,597	331,656
Accrued payroll	562,857	353,973
Short-term debt	225,622	225,622
Short-term convertible debt, net of discount of $0 and $70,489, respectively	270,880	50,541
Derivative liability	244,313	223,637
Deferred revenue	1,000	-
Total current liabilities	1,781,467	1,294,351

Convertible long-term debt, net of discount of $31,691 and $41,697, respectively	168,309	158,303
Convertible long-term debt - related party	453,061	453,061
Stand ready obligation	250,000	250,000
Total Liabilities	$2,652,837	$2,155,715

Commitments and contingencies

Stockholders' Deficit
Series A preferred stock, $ 0.00001 par value; 10,000 shares authorized; 10 issued and outstanding.	-	-
Common stock, $ 0.00001 par value; 2,000,000 shares authorized; 713,819 and 599,872 shares issued and outstanding as of May 31, 2013 and November 30, 2012, respectively.	7	6
Additional paid-in capital	6,640,964	6,482,837
Deficit accumulated during the development stage	(9,291,442)	(8,630,500)
Total Stockholders' Deficit	(2,650,471)	(2,147,657)
Total Liabilities and Stockholders' Deficit	$2,366	$8,058

The accompanying notes are an integral part of the financial statements.

 MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development-Stage Company)
Statements of Operations
 (Unaudited)

					For the period from
	Three Months ended May 31,		Six Months ended May 31,		Inception to May 31,
	2013	2012	2013	2012	2013

Production revenue	$--	$--	$--	$--	$72,500

Operating expenses:
General and administrative	201,611	246,062	437,852	500,278	3,849,593
Selling expense	-	-	-	-	30,573
Impairment of Script Costs	-	-	-	-	93,250
Total operating expenses	201,611	246,062	437,852	500,278	3,973,416

Operating loss	(201,611)	(246,062)	(437,852)	(500,278)	(3,900,916)

Other income (expenses):
Other income	-	6	-	65,006	65,432
Interest expense	(129,225)	(43,363)	(269,786)	(92,440)	(588,259)
Loss on default	(65,350)	-	-	-	(65,350)
Excess of fair value of derivative	-	(125,374)	(26,838)	(136,155)	(304,407)
Loss on stand-ready obligation	-	-	-	-	(200,000)
Gain (loss) on change in fair value of derivative liability	(1,334)	92,737	73,534	134,334	258,934
Total other income (expense)	(195,909)	(75,994)	(223,090)	(29,255)	(833,650)

Net loss	$(397,520)	$(322,056)	$(660,942)	$(529,533)	$(4,734,566)

Net loss per share – basic and diluted	$(0.56)	$(1.41)	$(0.96)	$(2.81)

Basic and diluted weighted average shares outstanding	713,807	227,888	691,684	188,220

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Stockholders’ Deficit
 (Unaudited)

	Preferred A Stock		Common Stock			Deficit
						Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	During the Development Stage	Total Shareholders' Deficit
Balances at November 30, 2012	10	--	599,872	6	6,482,837	(8,630,500)	(2,147,657)

Conversion of convertible note payable:Magna(12/04/12)	--	--	13,890	-	2,500	--	2,500
Conversion of convertible note payable:Magna(12/18/12)	--	--	33,333	1	3,999	--	4,000
Conversion of convertible note payable:Magna(01/17/13)	--	--	33,333	-	2,000	--	2,000
Conversion of convertible note payable:Magna(02/01/13)	--	--	33,333	-	2,000	--	2,000
Extinguished derivative liability	--	--			27,628	--	27,628
Other	--	--	58	-	-	--	-
Share based compensation related to options granted during December 2009	--	--			120,000	--	120,000
Net loss	--	--				(660,942)	(660,942)
Balances at May 31, 2013	10	-	713,819	7	6,640,964	(9,291,442)	(2,650,471)

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
Statements of Cash Flows
 (Unaudited)

	For the Six Months Ended May 31, 2013	For the Six Months Ended May 31, 2012	From Inception to May 31, 2013
Cash Flows from Operating Activities:
Net loss	$(660,942)	(529,533)	$(4,734,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	437	437	3,059
Bad debt expense	--	--	31,616
Share-based compensation	120,000	176,610	1,315,735
Loss on settlement of convertible notes	--	--	(14,000)
Contributed services	--	--	89,500
Change in fair market value of derivative liability	(73,534)	(134,334)	(258,934)
Loss on excess fair value of derivative liability	26,838	136,155	304,407
Amortization of discount on convertible debt	175,495	67,409	426.188
Loss on default	65,350	--	65,350
Impairment of script costs	--	--	93,250
Provision for Stand Ready Obligation	--	--	200,000
Changes in operating assets and liabilities:
Accounts receivable	--	--	(12,211)
Prepaid expenses	--	--	(295)
Accounts payable	23,276	18,634	148,363
Accrued liabilities	52,941	45,261	333,442
Accrued payroll	208,884	86,625	568,711
Unearned Revenue	1,000	--	1,000
Bank credit line	--	--	(1,156)
Net cash used in operating activities	$(60,255)	$(132,736)	$(1,440,541)

Cash Flows from Investing Activities:
Film costs	--	--	(32,000)
Other assets	5,261	--	4,142
Net cash provided by (used in) investing activities	$5,261	$--	$(27,858)

Cash Flows from Financing Activities:
Stand ready obligation	-	--	25,000
Proceeds from issuance of convertible debt	55,000	65,000	550,001
Proceeds from issuance of convertible debt to related parties	--	--	453,061
Proceeds from issuance of short-term debt	--	70,000	225,622
Proceeds from sale of common stock	--	5,000	214,999
Net cash provided by financing activities	$55,000	$140,000	$1,468,683

Net increase in cash and cash equivalents	6	7,264	284
Cash and cash equivalents, beginning balance	278	3,851	-
Cash and cash equivalents, ending balance	$284	$11,115	$284
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	--	--	--
Income taxes	--	--	--
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable	$10,500	$55,268	$101,768
Cash received under subscription agreement	$--	$--	$200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	$--	$40,000	$40,000
Common stock issued in lieu of cash payment for script costs	$--	$23,250	$23,250

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
 (A Development-Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2013
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three and six months ended May 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows.  These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended November 30, 2012.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At May 31, 2013, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 5,818,432 shares relative to convertible notes (post conversion); and (4) no shares related to warrants issued with the $37,500 convertible note. The preceding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	May 31, 2013	November 30, 2012
Accrued interest	$147,136	$118,195
Accrued consulting fees	91,000	91,000
Accrued payroll taxes on CEO’s compensation	116,461	98,461
Accrued auto allowances due CEO	30,000	24,000
Total accrued liabilities	$384,597	$331,656

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

Accrued payroll is as follows:

	May 31, 2013	November 30, 2012
Accrued and unpaid compensation due CEO	$444,732	$280,848
Accrued and unpaid compensation due CFO	118,125	73,125
Total accrued payroll	$562,857	$353,973

NOTE 5 - BORROWINGS

Short-Term Debt

(A)	Related Parties

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

On July 13, 2010, March 22, 2012 and October 25, 2012, the Company borrowed $60,000, $50,000 and $10,000, respectively, from a shareholder for use as operating capital.  On September 12, 2012, the Company, the shareholder and an external party entered into an Assignment Agreement whereby the external party agreed to assume $30,000 of the $60,000 July 13, 2010 debt in exchange for a 8% convertible note maturing October 24, 2013 (see Short-term Convertible Debt with Ratchet Provisions noted below).  The due date on the remaining balance of $30,000 of the $60,000 advance was extended to December 31, 2013 and bears interest at the rate of 15% per annum; the due date of the $50,000 advance was March 7, 2013 and it beared interest at the rates of 15% per annum through March 7, 2013 and 18% per annum interest thereafter if the repayment date is extended; and the $10,000 advance is payable on demand at an interest rate of 15% per annum.

During the six months ended May 31, 2013, the Company incurred and accrued $5,984 in interest expense, respectively, related to this short-term debt. As of May 31, 2013, the Company has accrued a total of $32,202 of interest expense related to these notes.

(B)	Film Finance Agreement

On May 11, 2012, the Company entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide up to $300,000 in equity financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid on June 12, 2012.   While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain casting delays have postponed the commencement date, to a date yet to be determined.  In the event that the motion picture is abandoned, MHe is required to repay CRCP all funds paid to it, plus interest of 12% per annum. On January 25, 2013 the Company received a written notice of termination of agreement from CRCP and is currently negotiating a mutual settlement with CRCP.  Accordingly, the Company has included the $100,000 advance within short-term debt until the status of the Picture has been better determined and has accrued interest payable of $5,622 through May 31, 2013.

Through May 31, 2013, the Company has paid cumulative expenses totaling $13,688 in connection with the Picture, which have been recorded within operating expenses.

Short-term Convertible Debt with Ratchet Provisions

(A)	Short-term Convertible Debt

(i)      On January 11, 2012, March 1, 2012, May 9, 2012, July 9, 2012, September 14, 2012 and September 28, 2012 the Company borrowed $22,500, $10,000, $32,500, $30,000, $22,500 and $10,000 (for a total of $127,500), from external parties for use as operating capital. See iv. below for additional advances made by this party during the six months ended May 31, 2013.  The parties entered into convertible notes payable agreements, which make the Company liable for repayment of the principal and 8% annual interest by the various agreements’ expiration dates which range between October 6, 2012 and June 28, 2013.  If a default is called by the lender after failure to repay principal or interest when due, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

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

On March 18, 2013 the Company received a notice of default from one of the lenders holding a total of $131,200 of short-term convertible debt at that date. Based upon the foregoing, the Company is now in default under the Notes. Demand was made for the immediate payment of $196,050, representing 150% of the remaining outstanding principal balance) together with default interest as provided for in the Notes.

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

The Company discounts the notes by the fair market value of the derivative liability upon inception of each note. These discounts are accreted back to the face value of the notes over the note term using the effective interest method.  Since the notes were substantially in default, all discounts on notes in technical default have been accreted to interest expense during the three months ended May 31, 2013.

(iii)       On December 21, 2012, the Company issued a convertible note payable agreement in the amount of $40,000 to Indeglia & Carney, P.C. (“I&C”) in payment for legal services previously rendered to the Company.   The convertible note makes the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration date of September 21, 2013. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, per annum, on the unpaid amount. After 180 days, the note is convertible into common stock at a 41% discount of the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.  This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price, which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company discounted the note by the fair market value of the derivative liability upon inception of the note.  This discount was accreted back to the face value of the note during the three months ended May 31, 2013, due to the technical default on the note.

(iv)      On January 14, 2013, the Company borrowed $55,000 from an external party, representing cash received of $44,000 for use as operating capital, and the direct payment of accounts payable in the amount of $11,000. The parties entered into a convertible note payable agreement, which make the Company liable for repayment of the principal and 8% annual interest by the agreement’s expiration date of October 17, 2013. Failure to repay principal or interest when due triggers a default interest rate (from note’s inception date) of 22%, annually, on the unpaid amount.  After 180 days, the note is convertible into common stock at a 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company discounted the note by the fair market value of the derivative liability upon inception of the note.    This discount was accreted back to the face value of the note over due to the default as discussed i above.

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

As of May 31, 2013, the Company has outstanding principal amounts on convertible debt of $270,880. At the inception of these notes, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on an effective interest method are $0 as of May 31, 2013. For the six months ended May 31, 2013, interest expense from accretion of the discount, including converted notes, was $164,179.

Aggregate derivative liabilities associated with remaining convertible notes were $244,313 as of May 31, 2013. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a net loss in fair value of derivative liability of $1,334 and a gain of $73,534 during the three and six months ended May 31, 2013, respectively.

As of May 31, 2013, the range of inputs used to calculate derivative liabilities noted above were as follows:

May 31, 2013
Annual dividend yield	0.0%
Expected life (years)	.01 - .41 yrs
Risk-free interest rate	0.11%
Expected volatility	477.0%

Long-term Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long-term convertible note agreement which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. As a result, the Company will be liable to issue up to 12,500 shares common stock upon conversion.  Based on a $22 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the six months ended May 31, 2013 interest expense from accretion of the discount was $10,006, leaving a remaining discount of $31,689.  The discount being amortized approximates the effective interest method over the term of the note.

Related Party

Since July 2009, a member of the Control Group of the Company has made advances on behalf of the Company and purchased predecessor convertible debt totaling $305,430, for the period ended November 30, 2009.  During the fiscal year ended November 30, 2010, $55,268 of convertible debt acquired by this related party, as part of the recapitalization and change in ownership, was converted into 5,900 shares of common stock for full satisfaction of the liability and the holder advanced the Company $88,199 in working capital for operations.  The note is convertible into 4,230 common shares, based on $80 share price.  The convertible note bears interest at 6% per annum, and is due February 28, 2015.  These advances totaled $453,061 at May 31, 2013.  The notes are to be immediately convertible on their respective due dates; no beneficial conversion feature was deemed applicable at the date of issuance.  As of May 31, 2013, the Company has accrued $95,675 of interest expense related to these notes.

Also see Note 6 for subsequent issuances of convertible debt.

NOTE 6 - SUBSEQUENT EVENTS

Convertible Notes

On June 12, 2013, we issued an 8% convertible promissory note in the aggregate principal amount of $21,500 to an accredited investor.  The note has a maturity date of March 14, 2014.  Beginning December 9, 2013, the note is convertible into shares of our common stock at a conversion price of 45% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2013.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MAY 31, 2013 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2012

We had no revenue for the three months ended May 31, 2013 and 2012.  The lack of the revenue in both periods is due to the establishing and operationalization of our business plan.  We begin to meet our business plan goals, we expects to generate revenue in the future. In the period from August 5, 2009 ("Inception") to date, we have assembled our management team, developed its intellectual property, and are continuing to implement our marketing and merchandising strategies.  We are endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Mass Hysteria intends to create movies that take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Our plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. We expect to license or develop our own mobile applications in the near future, depending on our ability to raise capital and generate traditional sources of revenues.

For the three months ended May 31, 2013, we had general and administrative expenses of $201,611; net interest expense of $194,575, and loss in fair value of derivative liability of $1,334.  For the three months ended May 31, 2012, we had general and administrative expenses of $246,062; net interest expense of $43,363, excess fair value of derivative of $125,374, and gain in fair value of derivative liability of $92,737.  We had a large increase in interest expenses due to accretions of discounts of $120,507, much of which related short-term notes which were in technical default and deemed due on demand.

We had a net loss of $397,520, for the three months ended May 31, 2013, as compared to a net loss from continuing operations of $322,056, for the three months ended May 31, 2012.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED MAY 31, 2013 COMPARED TO THE SIX MONTHS ENDED MAY 31, 2012

We had no revenue for the six months ended May 31, 2013 and 2012.  The lack of the revenue in both periods is due to the establishing and operationalization of our business plan.  We begin to meet our business plan goals, we expects to generate revenue in the future. In the period from August 5, 2009 ("Inception") to date, we have assembled our management team, developed its intellectual property, and are continuing to implement our marketing and merchandising strategies.  We are endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Mass Hysteria intends to create movies that take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Our plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. We expect to license or develop our own mobile applications in the near future, depending on our ability to raise capital and generate traditional sources of revenues.

For the six months ended May 31, 2013, we had general and administrative expenses of $437,852; net interest expense of $269,786, excess fair value of derivative of $26,838, and gain in fair value of derivative liability of $73,534.  For the six months ended May 31, 2012, we had general and administrative expenses of $500,278; net interest expense of $92,440, excess fair value of derivative of $136,155, gain in fair value of derivative liability of $134,334, and other income of $65,006 resulting from the sale of certain of our intellectual property related to our mobile application for use other than within the field of cinema.

We had a net loss of $660,942, for the six months ended May 31, 2013, as compared to a net loss from continuing operations of $529,533, for the six months ended May 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $2,366 as of May 31, 2013, consisting of $284 in cash, $82 in net intangible assets, and $2,000 in capitalized film costs. We had a working capital deficit of $1,781,183.

We had total liabilities of $2,652,837 as of May 31, 2013, consisting of current liabilities, which included $92,198 of accounts payable; accrued liabilities of $384,597, accrued payroll of $562,857; short-term debt of $225,622; short-term convertible debt of $270,880 in stand ready obligation of $250,000 and derivative liability of $244,313.  In addition, we had convertible long-term debt of $168,309 and related party convertible debt with a balance of $453,061 as of May 31, 2013.

We had a total stockholders’ deficit of $2,650,471 as of May 31, 2013, and an accumulated deficit as of May 31, 2013 of $9,291,442.

We had $60,255 in net cash used in operating activities for the six months ended May 31, 2013, which included $660,942 in net loss, offset by $120,000 in share-based compensation, $175,429 in amortization of discount on short-term debt, $73,535 of change in fair value of derivative liability and depreciation of $437. Cash flows used in operations were offset by changes in operating assets and liabilities totaling $286,103.

We had $55,000 of net cash provided by financing activities for the six months ended May 31, 2013, from the issuance of convertible debt.  Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. They were deemed not effective due to adjustment and disclosure omissions. The Company will continue to take steps to identify matters of accounting and disclosure.

(b)   Changes in internal control over financial reporting. During the quarter ended May 31, 2013 we retained the services of an outside services firm to assist with closing of our books and records, and prepare our quarterly and annual filings with the SEC. This firm was not engaged for enough time during the period ended May 31, 2013 to have a material effect on our internal controls over financial reporting, but we anticipate that they will in future periods.

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