Form 10-Q
period 2013-08-31
Mass Hysteria Entertainment Company, Inc.
filed 2013-10-21
CIK 1388488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 14, 2013 the number of shares of the registrant’s classes of common stock outstanding was 15,785,004.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

(A Development-Stage Company)

Balance Sheets

(Unaudited)

	August 31, 2013	November 30, 2012
Assets
Current assets
Cash	$57	$278
Accounts receivable, net of allowance for doubtful accounts	-	-
Other assets	-	5,261
Total current assets	57	5,539

Intangible assets, net	-	519
Film costs	2,000	2,000
Total Assets	$2,057	$8,058

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$132,219	$108,922
Accrued liabilities	413,316	331,656
Accrued payroll	652,857	353,973
Short-term debt	225,622	225,622
Short-term convertible debt, net of discount of $15,245 and $70,489, respectively	275,035	50,541
Derivative liability	225,889	223,637
Deferred revenue	1,000	-
Total current liabilities	1,934,946	1,294,351

Convertible long-term debt, net of discount of $15,245 and $41,697, respectively	173,313	158,303
Convertible long-term debt - related party	453,061	453,061
Stand ready obligation	250,000	250,000
Total Liabilities	2,811,320	2,155,715

Commitments and contingencies

Stockholders' Deficit
Series A preferred stock, $0.00001 par value; 10,000 shares authorized; 10 issued and outstanding	-	-
Common stock, $0.00001 par value; 2,000,000,000 shares authorized; 785,004 and 599,872 shares issued and outstanding as of August 31, 2013 and November 30, 2012, respectively	7	6
Additional paid-in capital	6,704,546	6,482,837
Deficit accumulated during the development stage	(9,513,816)	(8,630,500)
Total Stockholders' Deficit	(2,809,263)	(2,147,657)
Total Liabilities and Stockholders' Deficit	$2,057	$8,058

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

(A Development-Stage Company)

Statements of Operations

 (Unaudited)

								For the period from
				Three Months ended		Nine Months ended		Inception to
				August 31,		August 31,		August 31,
				2013	2012	2013	2012	2013
Production revenue	$-	$-	$-	$-	$72,500

Operating expenses:
General and administrative	223,829	245,271	661,681	745,549	4,073,420
Selling expense	-	-	-	-	30,573
Impairment of script costs	-	-	-	-	93,250
Total operating expenses	223,829	245,271	661,681	745,549	4,197,243

Operating loss	(223,829)	(245,271)	(661,681)	(745,549)	(4,124,743)

Other income (expenses):
Other income	-	-	-	65,006	65,432
Interest expense	(36,986)	(46,722)	(241,422)	(139,162)	(625,245)
Loss on default	-	-	(65,350)	-	(65,350)
Excess of fair value of derivative	(13,842)	(77,095)	(40,680)	(213,250)	(318,249)
Loss on stand-ready obligation	-	(200,000)	-	(200,000)	(200,000)
Gain on change in fair value of derivative liability	52,283	93,389	125,817	227,723	311,217
Total other income (expense)	1,455	(230,428)	(221,635)	(259,683)	(832,195)

Net loss	$(222,374)	$(475,699)	$(883,316)	$(1,005,232)	$(4,956,938)

Basic and diluted loss from continuing operations per share	$(0.31)	$(1.34)	$(1.26)	$(4.12)

Basic and diluted weighted average shares outstanding	723,104	354,252	702,234	243,765

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

 (A Development-Stage Company)

Statement of Stockholders’ Deficit

For the Nine Months Ended August 31, 2013

 (Unaudited)

	Preferred A				Common Stock		Additional	Deficit Accumulated During the	Total
	Number of Shares		Amount		Number of Shares	Amount	Paid in Capital	Development Stage	Shareholders' Deficit
Balances at November 30, 2012	10	$-	599,872	$6	$6,482,837	$(8,630,500)	$(2,147,657)
Conversion of convertible note payable: Magna (12/04/12)	-	-	13,889	-	2,500	-	2,500
Conversion of convertible note payable: Magna (12/18/12)	-	-	33,333	1	3,999	-	4,000
Conversion of convertible note payable: Magna (01/17/13)	-	-	33,333	-	2,000	-	2,000
Conversion of convertible note payable: Magna (02/01/13)	-	-	33,333	-	2,000	-	2,000
Conversion of convertible note payable: Asher (08/19/13)	-	-	71,186	-	2,099	-	2,099
Extinguished derivative liability	-	-	-	-	29,111	-	29,111
Other	-	-	58	-	-	-	-
Share based compensation related to options granted during December 2009	-	-	-	-	180,000	-	180,000
Net loss	-	-	-	-	-	(883,316)	(883,316)
Balances at August 31, 2013	10	$-	785,004	$7	$6,704,546	$(9,513,816)	$(2,809,263)

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

 (A Development-Stage Company)

Statements of Cash Flows

(Unaudited)				For the Nine Months Ended August 31, 2013	For the Nine Months Ended August 31, 2012	From Inception to August 31, 2013
Cash Flows from Operating Activities:
Net loss	$(883,316)	$(1,005,232)	$(4,956,938)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation	519	655	3,141
Bad debt expense	-		31,616
Share-based compensation	180,000	268,668	1,375,735
Loss on settlement of convertible notes	-	-	(14,000)
Contributed services	-	-	89,500
Change in fair market value of derivative liability	(125,817)	(227,723)	(311,218)
Loss on excess fair value of derivative liability	40,680	213,250	318,249
Amortization of discount on convertible debt	186,753	103,106	437,446
Loss on default	65,350	-	65,350
Impairment of script costs	-	-	93,250
Provision for stand ready obligation	-	200,000	200,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	(12,211)
Prepaid expenses	-	-	(295)
Accounts payable	63,296	12,811	188,381
Accrued liabilities	90,668	67,479	371,169
Accrued payroll	298,884	107,415	658,711
Unearned revenue	1,000	-	1,000
Bank credit line	-	-	(1,156)
Net cash used in operating activities	(81,983)	(259,571)	(1,462,269)
Cash Flows from Investing Activities:
Film costs	-	-	(32,000)
Other assets	5,261	-	4,142
Net cash provided by (used in) investing activities	5,261	-	(27,858)
Cash Flows from Financing Activities:
Stand ready obligation	-	-	25,000
Proceeds from issuance of convertible debt	76,500	95,000	571,501
Proceeds from issuance of convertible debt to related parties	-	-	453,061
Proceeds from issuance of short-term debt	-	170,000	225,622
Proceeds from sale of common stock	-	5,000	214,999
Net cash provided by financing activities	76,500	270,000	1,490,184
Net increase (decrease) in cash and cash equivalents	(221)	10,429	57
Cash and cash equivalents, beginning balance	278	3,851	-
Cash and cash equivalents, ending balance	$57	$14,280	$57

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$800	$800
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable	$12,600	$137,912	$103,868
Cash received under subscription agreement	$-	$-	$200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	$-	$-	$40,000
Common stock issued in lieu of cash payment for script costs	$-	$-	$23,250

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

 (A Development-Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three and nine months ended August 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows.  These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended November 30, 2012.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At August 31, 2013, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock, for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 7,637,246 shares relative to convertible notes (post conversion); and (4) no shares related to warrants issued with the $37,500 convertible note. The preceding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	August 31, 2013	November 30, 2012
Accrued interest	$163,855	$118,195
Accrued consulting fees	91,000	91,000
Accrued payroll taxes on CEO’s compensation	125,461	98,461
Accrued auto allowances due CEO	33,000	24,000
Total accrued liabilities	$413,316	$331,656

Accrued interest represents interest on a long-term loan from a related party, and the interest on a short term notes payable from external parties.  Accrued consulting fees are for scriptwriters and a film consultant.   Other accrued expenses consist of accrued rent and related office parking.

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, while the CEO receives payments at various times only as cash becomes available. The CEO’s compensation is required to be reported on Internal Revenue Service (IRS) Form W-2; however, the Company has made no such reporting.  Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation, which includes the contemplation of penalties and interest.  In the event the IRS audits the Company, it will likely be liable for certain taxes, penalties and interest.

The Company entered into an employment agreement as of February 3, 2012 with its former Chief Financial Officer, which provided for a base salary of $90,000 per year, payable monthly, on a month-to-month basis. The Company will pay these wages only as cash becomes available. The agreement was terminated on May 31, 2013 and no wages have been paid to date.

Accrued payroll is as follows:

			August 31, 2013	November 30, 2012
Accrued and unpaid compensation due CEO	$534,732	$280,848
Accrued and unpaid compensation due CFO	118,125	73,125
Total accrued payroll	$652,857	$353,973

NOTE 5 - BORROWINGS

Short-Term Debt

(A)	Related Parties

On February 28, 2012, the Company’s former Chief Financial Officer made an interest free demand advance of $30,000 to provide working capital, which remains outstanding at August 31, 2013. The Note was recorded at its estimated fair value of $27,778 at the acquisition date, and imputed interest was being accreted to non-cash interest expense to the maturity date, using an 8% interest rate.  No demand for payment has been made and the note remains unpaid.

On July 13, 2010, March 22, 2012 and October 25, 2012, the Company borrowed $60,000, $50,000 and $10,000, respectively, from a shareholder for use as operating capital.  On September 12, 2012, the Company, the shareholder and an external party entered into an Assignment Agreement whereby the external party agreed to assume $30,000 of the $60,000 July 13, 2010 debt in exchange for a 8% convertible note maturing October 24, 2013 (see Short-term Convertible Debt with Ratchet Provisions noted below).  The due date on the remaining balance of $30,000 of the $60,000 advance was extended to December 31, 2013 and bears interest at the rate of 15% per annum; the due date of the $50,000 advance was March 7, 2013 and it bore interest at the rates of 15% per annum through March 7, 2013 and 18% per annum interest thereafter if the repayment date is extended; and the $10,000 advance is payable on demand at an interest rate of 15% per annum.

During the nine months ended August 31, 2013, the Company incurred and accrued $9,009 in interest expense, respectively, related to this short-term debt. As of August 31, 2013, the Company has accrued a total of $35,227 of interest expense related to these notes.

(B)	Film Finance Agreement

On May 11, 2012, the Company entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide up to $300,000 in equity financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid on June 12, 2012.   While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain casting delays have postponed the commencement date, to a date yet to be determined.  In the event that the motion picture is abandoned, MHe is required to repay CRCP all funds paid to it, plus interest of 12% per annum. On January 25, 2013 the Company received a written notice of termination of agreement from CRCP and is currently negotiating a mutual settlement with CRCP.  Accordingly, the Company has included the $100,000 advance within short-term debt until the status of the Picture has been better determined and has accrued interest payable of $14,630 through August 31, 2013.

Through August 31, 2013, the Company has paid cumulative expenses totaling $14,688 in connection with the Picture, which have been recorded within operating expenses.

Short-term Convertible Debt with Ratchet Provisions

(A)	Short-term Convertible Debt

(i) On January 11, 2012, March 1, 2012, May 9, 2012, July 9, 2012, September 14, 2012 and September 28, 2012 the Company borrowed $22,500, $10,000, $32,500, $30,000, $22,500 and $10,000 (for a total of $127,500), from external parties for use as operating capital. See iv. below for additional advances made by this party during the nine months ended August 31, 2013.  The parties entered into convertible notes payable agreements, which make the Company liable for repayment of the principal and 8% annual interest by the various agreements’ expiration dates which range between October 6, 2012 and June 28, 2013.  If a default is called by the lender (which occurred as noted below) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.                                         7

After 180 days, the notes are convertible into common stock at a 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. These notes contain a “ratchet” provision, which protects the note holders in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, these notes are considered to contain a derivative instrument associated with the embedded conversion feature. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.

On March 18, 2013 the Company received a notice of default from one of the lenders holding a total of $130,700 of short-term convertible debt at that date. Based upon the foregoing, the Company is now in default under the Notes. Demand was made for the immediate payment of $196,050, representing 150% of the remaining outstanding principal balance together with default interest of 22% as provided for in the Notes.

On August 19, 2013 the borrower converted $2,100 principal amount of the convertible note dated May 9, 2012 to 71,186 shares of common stock. The remaining principal balance under the note is $32,700.

(ii) As discussed above under Short-Term Debt - Related Parties, on September 12, 2012, the Company entered into an Assignment Agreement with an external party whereby $30,000 of 15% convertible short term debt due a shareholder was assigned effective October 24, 2012 to the external party in exchange for an 8% convertible note due October 24, 2013. The new note is convertible at any time, within a limit of 4.999% of our then issued and outstanding shares of common stock, into our common stock at a 40% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. This note therefore also contain a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.

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

(iii) On December 21, 2012, the Company issued a convertible note payable agreement in the amount of $40,000 to Indeglia & Carney, P.C. (“I&C”) in payment for legal services previously rendered to the Company.   The convertible note makes the Company liable for repayment of the principal and 8% annual interest by the agreements’ expiration date of September 21, 2013. Failure to repay principal or interest when due triggers a default interest rate (from notes’ inception date) of 22%, per annum, on the unpaid amount. After 180 days, the note is convertible into common stock at a 41% discount of the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion.  This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price, which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company discounted the note by the fair market value of the derivative liability upon inception of the note.  This discount was accreted back to the face value of the note during the three months ended August 31, 2013, due to the technical default on the note.

(iv) On January 14, 2013, the Company borrowed $55,000 from an external party, representing cash received of $44,000 for use as operating capital, and the direct payment of accounts payable in the amount of $11,000. The parties entered into a convertible note payable agreement, which make the Company liable for repayment of the principal and 8% annual interest by the agreement’s expiration date of October 17, 2013. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.  After 180 days, the note is convertible into common stock at a 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion. This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company discounted the note by the fair market value of the derivative liability upon inception of the note.  This discount was accreted back to the face value of the note over due to the default as discussed i above.

(v) On June 12, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $21,500 to an accredited investor.  The note has a maturity date of March 14, 2014.  Beginning December 9, 2013, the note is convertible into shares of our common stock at a conversion price of 45% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The note may be prepaid within 90 days from issuance date at 135% of the unpaid principal and interest.  The note may be prepaid 91 to 180 days from the date of issuance at 150% of the unpaid principal and interest. This note contains a “ratchet” provision, which protects the note holder in case the issuer sells stock during the term of the notes for a per-share price which is less than the effective conversion rate. Due to this ratchet provision, this note is considered to contain a derivative instrument associated with the embedded conversion feature. This liability will be recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. The Company discounted the note by the fair market value of the derivative liability upon inception of the note. This discount was accreted back to the face value of the note over due to the default as discussed i above. The proceeds were used for direct payment of accounts payable.

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

As of August 31, 2013, the Company has outstanding principal amounts on convertible debt of $290,280. At the inception of these notes, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on an effective interest method are $15,245 as of August 31, 2013. For the nine months ended August 31, 2013, interest expense from accretion of the discount, including converted notes, was $11,258.

Aggregate derivative liabilities associated with remaining convertible notes were $225,889 as of August 31, 2013. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a net gain in fair value of derivative liability of $52,283 and $125,817 during the three and nine months ended August 31, 2013, respectively.

As of August 31, 2013, the range of inputs used to calculate derivative liabilities noted above were as follows:

August 31, 2013
Annual dividend yield	0.0%
Expected life (years)	0.004 - 0.54 yrs.
Risk-free interest rate	0.09%
Expected volatility	478.8%

 Long-term Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long-term convertible note agreement, which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $0.016 per share. As a result, the Company will be liable to issue up to 12,500 shares common stock upon conversion.  Based on a $22 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the nine months ended August 31, 2013, interest expense from accretion of the discount was $15,012, leaving a remaining discount of $26,687.  The discount being amortized approximates the effective interest method over the term of the note.

Former Related Party

At August 31, 2013, the Company has convertible notes totaling $453,061 due to a former affiliate and significant stockholder of the Company. The notes are convertible into common shares, based on $40 to $80 share price, most of which is at the higher price.  The convertible notes bear interest at 6% per annum and are due May 31, 2015.   As of August 31, 2013, the Company has accrued $102,527 of interest expense related to these notes.

NOTE 6 - SUBSEQUENT EVENTS

On September 27, 2013, we established an advisory board to provide strategic advisory services in connection with our business, marketing and other activities. We appointed three members to our advisory board and agreed to issue each advisory board member 5,000,000 shares of common stock as a stock award (“Stock Award”) under our 2012 Stock Incentive Plan #2. Each Stock Award was registered pursuant to our Registration Statement on Form S-8 filed on or about August 28, 2012 and will be subject to a six-month lock up from the date of issuance. As of the date of this report, we have issued 5,000,000 shares valued at $200,000 to one of our advisory board members, who is also a brother of our president. We expect to issue 10,000,000 shares to our other advisory board members in the next few weeks upon their return of the requisite documentation. On October 3, 2013, we approved the issuance of 1,000,000 shares of common stock for legal services pursuant to the Plan.

On October 9, 2013, we issued 10,000,000 shares of common stock valued at $400,000 to a consultant in consideration of services previously rendered to us. These shares were (i) issued as a Stock Award under our 2012 Stock Incentive Plan #2; (ii) registered pursuant to our Registration Statement on Form S-8 filed on or about August 28, 2012 and (iii) subject to a six-month lock up from the date of issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2013.

General

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Until August 5, 2009 we manufactured handbags.  On August 5, 2009 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik (our Chief Executive Officer) and affiliated parties purchased a total of 7,985 shares of our issued and outstanding common stock (the “Change of Control”). This constituted a majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000 shares issued to Daniel Grodnik and the affiliated parties represented 74.6% of the shares of outstanding common stock of the Company as of the Effective Date.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED AUGUST 31, 2013 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2012

We had no revenue for the three months ended August 31, 2013 and 2012.  The lack of the revenue in both periods is due to the establishing and operationalization of our business plan.  As we begin to meet our business plan goals, we expect to generate revenue in the future. In the period from August 5, 2009 ("Inception") to date, we have assembled our management team, developed its intellectual property, and are continuing to implement our marketing and merchandising strategies.  We are endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Mass Hysteria intends to create movies that take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Our plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. We expect to license or develop our own mobile applications in the near future, depending on our ability to raise capital and generate traditional sources of revenues.

For the three months ended August 31, 2013, we had general and administrative expenses of $223,829; net interest expense of $36,986, and gain in fair value of derivative liability of $52,283.  For the three months ended August 31, 2012, we had general and administrative expenses of $245,271; net interest expense of $46,722, excess fair value of derivative of $77,095, and gain in fair value of derivative liability of $93,389.

We had a net loss of $222,374, for the three months ended August 31, 2013, as compared to a net loss from continuing operations of $475,699, for the three months ended August 31, 2012.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED AUGUST 31, 2013 COMPARED TO THE NINE MONTHS ENDED AUGUST 31, 2012

We had no revenue for the nine months ended August 31, 2013 and 2012. For the nine months ended August 31, 2013, we had general and administrative expenses of $661,681; net interest expense of $241,422, excess fair value of derivative of $40,680, and gain in fair value of derivative liability of $125,817.  For the nine months ended August 31, 2012, we had general and administrative expenses of $745,549; net interest expense of $139,162, excess fair value of derivative of $213,250, and gain in fair value of derivative liability of $227,723.

We had a net loss of $883,316 for the nine months ended August 31, 2013, as compared to a net loss from continuing operations of $1,005,232 for the nine months ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $2,057 as of August 31, 2013, consisting of $57 in cash, and $2,000 in capitalized film costs. We had a working capital deficit of $1,934,889.

We had total liabilities of $2,811,230 as of August 31, 2013, consisting of current liabilities, which included $132,219 of accounts payable; accrued liabilities of $413,316, accrued payroll of $652,857; short-term debt of $225,622; short-term convertible debt of $275,035 in stand ready obligation of $250,000 and derivative liability of $225,889.  In addition, we had convertible long-term debt of $173,313 and related party convertible debt with a balance of $453,061 as of August 31, 2013.              12

We had a total stockholders’ deficit of $2,809,263 as of August 31, 2013, and an accumulated deficit as of August 31, 2013 of $9,513,816.

We had $81,983 in net cash used in operating activities for the nine months ended August 31, 2013, which included $883,316 in net loss, offset by $180,000 in share-based compensation, $186,753 in amortization of discount on short-term debt, depreciation of $519, and changes in operating assets and liabilities totaling $453,848. We also had a gain $125,818 change in fair value of derivative liability.

We had $76,500 of net cash provided by financing activities for the nine months ended August 31, 2013, from the issuance of convertible debt.  Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

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

(b)   Changes in internal control over financial reporting. During the quarter ended August 31, 2013 we retained the services of an outside services firm to assist with closing of our books and records, and prepare our quarterly and annual filings with the SEC. This firm was not engaged for enough time during the period ended August 31, 2013 to have a material effect on our internal controls over financial reporting, but we anticipate that they will in future periods.

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

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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
2.

During the quarter ended August 31, 2012, we issued an aggregate of 71,186 shares of common stock upon conversion of the May 9, 2012 convertible note. The aggregate principal and interest amount of this note that was converted was $2,100. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On September 27, 2013, we established an advisory board to provide strategic advisory services in connection with our business, marketing and other activities. We appointed three (3) members to our advisory board and agreed to issue each advisory board member 5 million shares of common stock as a Stock Award under our 2012 Stock Incentive Plan #2. Each Stock Award was registered pursuant to our Registration Statement on Form S-8 filed on or about August 28, 2012 and will be subject to a six-month lock up from the date of issuance. As of the date of this report, we have issued 5,000,000 shares to one of our advisory board members. We expect to issue 10,000,000 shares to our other advisory board members in the next few weeks upon their return of the requisite documentation. On October 3, 2013, we approved the issuance of 1,000,000 shares of common stock for legal services pursuant to the Plan.

On October 9, 2013, we issued 10,000,000 shares of common stock to a consultant in consideration of services previously rendered to us. These share were (i) issued as a Stock Award under our 2012 Stock Incentive Plan #2; (ii) registered pursuant to our Registration Statement on Form S-8 filed on or about August 28, 2012 and (iii) subject to a six-month lock up from the date of issuance.

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

Dated: October 21, 2013	Mass Hysteria Entertainment Company, Inc.

	By:	/s/ Daniel Grodnik
Daniel Grodnik
President, Chief Executive Officer, Chairman and Secretary (Principal Executive Officer and Principal Accounting Officer)