Form 10-K
period 2013-11-30
Mass Hysteria Entertainment Company, Inc.
filed 2014-03-17
CIK 1388488

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

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

3364 Longridge Terrace

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

          Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 17, 2014 was approximately $96,877.  The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”) or the OTC Markets. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 17, 2014, 41,445,866 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Until August 5, 2009 we manufactured handbags.

On August 5, 2009 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik (our Chief Executive Officer) and affiliated parties purchased a total of 7,985 shares of our issued and outstanding common stock (the “Change of Control”). This constituted majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000 shares issued to Daniel Grodnik and the affiliated parties represented 74.6% of the shares of outstanding common stock of the Company as of the Effective Date.

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

Three industry trends: (1) Multi-screen engagements; (2) social networking; and (3) mobile commerce are merging to become what we believe will be a powerful force influencing consumer behavior   According to a July 2011 report from Pew Research Center, 35% of U.S. adults own and use smart phones, 8% use and own tablets, and 63% of online adults use social networking sites, of which 83% of these adults range from ages 18 – 29.  Furthermore, in Forrester’s Mobile Commerce Forecast, 2011 to 2016 published in June 2011, it was estimated that mobile online shopping would reach $6 billion in 2011.  These older reports have since been widely exceeded.

Accordingly, we believe these consumer dynamics and mobile usage patterns have created a demand for multi-screen solutions at cinematic events to allow moviegoers to actively participate and share event experiences in real-time with friends instead of passively watching.  We have initiated the introduction in this new media market with our SideFlick™ technology, and have retained an independent software programmer (“PGAH”) to assist with the development of this technology. MHYS has developed the concept of interactive movies through a second screen mobile experience and has the capability and knowledge to produce engaging: content. PGAH has demonstrated an initial "proof of concept" regarding the synchronization of content between the second screen and the primary screen and we believe PGAH has the skill and knowledge to build and service a custom built application(s) for use on Android, iPhones/iPads and Microsoft mobile phones and .on other future platforms to provide interactivity between filmed entertainment and mobile phones and handsets

We will form a separate wholly-owned subsidiary corporation called Mass Hysteria Interactive, Inc. ("MHI") through which the SideFlick™ Technology, process patents and SideFlick trademark will be exclusively distributed, licensed and exploited, including the receipt of any and all receipts and proceeds derived from thatch exploitation. PGAH agreed that the Technology will be for the exclusive use of MHI. PGAH and MHYS further agreed that the technology, including all modifications, enhancements, fixes and upgrades thereto and derivative works thereof will be jointly owned by PGAH and MHYS, which will split any and all net profits equally (50/50) from the exploitation of the technology in all media in perpetuity, after deduction for mutually agreed, actual and necessary operating costs, including the costs of filing process patents in the US and in Europe, which patents will be also be co-owned by MHYS and PGAH. When the SideFlick™ trademark has been obtained by PGAH, PGAH will arrange for such trademark to be assigned to MHYS for co-ownership of PGAH and MHYS.

All costs associated with the development and servicing of the technology up to and including actual exploitation and revenue generation will bourne by PGAH. MHI will pay all costs associated with creating the filmed entertainment content for the test. For original filmed entertainment that has interactive elements on the first and second screens, that content will be labeled "Mass Hysteria". For original filmed entertainment that has interactive elements solely on the second screen, such content will be labeled "SideFlick". When MHl licenses the technology to third parties, the technology will be labeled "SideFlick".

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

Our plan is to change the theatrical paradigm. In that regard, we intend to produce an experience that is more  fun  in the theater than on a laptop; to transform the theatrical experience from passive to engaged, by encouraging the audience to interact with the film by downloading applications on their smart phones which will offer a dynamic range of in-movie features including gaming, texting, contests and additional content using our Side Flick software. Our core business, which we call, “Mass Hysteria Cinema”, intends to introduce full-spectrum interactivity and social networking into the movie-going experience.  In ordinary movies the audience is ordered to turn off their handheld devices.  In our movies the audience will be encouraged to turn on their handhelds and participate in the presentation, creating   a radical new form of entertainment.  Our goal is to fully immerse the audience in our movie, letting them interact with the Content, and, in some cases, even become   collaborators   in the Mass Hysteria brand.

We also intend to create a Mass Hysteria-branded website to extend the consumer’s Mass Hysteria experience outside of the theater. We hope this future site will not only be a content destination, but also be the source of our proprietary software applications enabling the integration of handheld devices into the movie narrative.

Beyond our unique cinema experience and destination website, our creative strategy also involves compiling an “Idea Database” from which we will draw original content and interactive initiatives. This will provide Mass Hysteria a cutting-edge blueprint for success through innovation .

Additionally, our branded website will be the nexus of a three-phase content deployment plan designed to:

●	Virally market our movies across all media platforms

●	Engage the audience between theatrical releases

●	Build a loyal community around the Mass Hysteria brand

Our three-phase plan will begin 3-4 months in advance of the first original Mass Hysteria theatrical release, and then our plan will repeat itself for each successive release:

Phase One :  Pre-Launch

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

Phase Two :  In-Theatre

With the theatrical release of each Mass Hysteria movie we will also release exclusive “in-theatre” content through our SideKick™ technology.   This additional material will be of unlockable “easter eggs” (hidden content), movie contest rewards and other exclusive downloadable content in the form of pictures, music and ring tones that will integrate the movie experience and handheld devices such as tablets and smartphones..

Phase Three :  Post-Launch

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

Joint Venture:

In November, 2013, we entered into a joint venture with entertainment networking company 22 Social Club Productions Inc.,  for the production of live events and the development of film and broadcast content. The new joint venture will operate under Hysteria Productions, Inc., a controlled subsidiary of MHYS, and will operate as “Hysteria Productions”.  We intend to develop talent management, concert series and similar management activities in this joint venture.  22 Social Club Productions, Inc. received a 20 percent ownership interest in Hysteria Productions, Inc. as part of the joint venture agreement.

Revenue Streams

We expect to generate revenues in the following categories:

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

E-commerce Solutions

We intend to provide venues with solutions to improve sales of concessions and merchandise by allowing users to order products through the mobile application which would allow users to order items through the mobile device and picked up multiple venue designated locations.  We expect to charge a 5% commission on all orders completed through the application.

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

Censorship. An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. We plan to follow the practice of submitting our motion pictures for ratings.  We intend that all Mass Hysteria branded content will carry a rating no greater than PG13 .

Labor Laws.  Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who we intend to be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis and may have state and governmental regulations that we must comply with.

Employees

As of November 30, 2013, we employed one person, our Chief Executive Officer and director, Daniel Grodnik. Our former Chief Financial Officer, Alan Bailey, resigned from his position on May 31, 2013.  Accordingly, Mr. Grodnik is our sole officer, director and employee as of the date of this report. We believe that our employee and labor relations are good.

  Fiscal 2013 and First Quarter 2014 Developments

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

Software Development Agreement.  In November 2012, we entered into a software development agreement with Patrick Greene and Alexander Hamilton for the development of technology that will allow theater audiences to engage with motion pictures in live-time using their Smart-phones. The technology will be exclusively owned by Mass Hysteria Entertainment and Greene and Harrington are participants in 50 percent of the) is designed to allow audience members to engage with unique second screen content on their Smart phones in sync with the movie up on the big screen.

Joint Venture Agreement.  At the end of November, we entered into the joint venture agreement with 22 Social Club Productions, Inc. and exepect to commence operations in the management and production arenas in the year ending 2014.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. In any event, there are no such unresolved comments.

ITEM 2.  DESCRIPTION OF PROPERTY

Our business office is located at 13331 Valley Vista Blvd., Sherman Oaks, CA, 91423 .  The office space is being provided by our Chief Executive Officer, free of charge.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Market under the symbol MHYS. The following table shows the high and low bid prices for our common stock for each quarter during the fiscal years ended November 30, 2013 and 2012 as reported by the OTC Electronic Market. All share prices have been adjusted to provide for 1 for 1,000 reverse stock split effectuated on February 1, 2013.   We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Markets set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended November 30, 2013	High Closing Price	Low Closing Price
First quarter	$0.34	$0.06
Second quarter	0.29	0.03
Third quarter	0.15	0.05
Fourth quarter	0.05	0.015

Year ended November 30, 2012	High Closing Price	Low Closing Price
First quarter	$4.00	$0.50
Second quarter	2.30	0.70
Third quarter	1.90	0.50
Fourth quarter	0.80	0.10

  As of November 30, 2013, there were 94 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

●

On October 14, 2013, we issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to an accredited investor.  The note has a maturity date of July14, 2014.  Beginning April 11, 2014, the note is convertible into shares of our common stock at a conversion price of forty-five percent (45%) of the average of the lowest trading price per share market values during the thirty (30) trading days immediately preceding a conversion date.  The proceeds were used for payment of outstanding payable balances.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

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

●

On January 14, 2013, we issued an 8% convertible promissory note in the aggregate principal amount of $55,000 to an accredited investor.  The note has a maturity date of October 17, 2013.  Beginning July 13, 2013, the note is convertible into shares of our common stock at a conversion price of fifty nine percent (59%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-

LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2013.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE YEAR ENDED NOVEMBER 30, 2013 COMPARED TO THE YEAR ENDED NOVEMBER 30, 2012

We had no revenue for the years ended November 30, 2013 and November 30, 2012.  The lack of significant revenue in both periods is a directly related to the establishment of our business plan.  As the Company meets its business plan goals, we expect to generate more revenue in the future. In the period from August 5, 2009 ("Inception") to date, the Company has assembled its management team, developing its intellectual property and is fine-tuning its marketing and merchandising strategies.

For the year ended November 30, 2013, we had general and administrative expenses of $1,461,526; net interest expense of $342,811, excess fair value of derivative of $69,071, and gain in fair value of derivative liability of $66,982.  For the year ended November 30, 2012, we had general and administrative expenses of $990,150; net interest expense of $205,478.

We had a net loss of $1,806,426, for the year ended November 30, 2013, as compared to a net loss from continuing operations of $1,531,108, for the year ended November 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $2,009 as of November 30, 2013, consisting of $9 in cash and $2,000 in other assets. We had a working capital deficit of $2,860,686.

We had total liabilities of $3,039,011 as of November 30, 2013, consisting of current liabilities, which included $137,740 of accounts payable; accrued liabilities of $443,766, accrued payroll of $742,857; short term debt of $237,622; short term convertible debt of $270,629, stand ready obligation of $250,000, deferred revenue of $1,000, related party convertible debt with a balance of $453,061and derivative liability of $324,020.  In addition, we had convertible long-term debt of $178,316 as of November 30, 2013.

We had a total stockholders’ deficit of $3,037,002 as of November 30, 2013, and an accumulated deficit as of November 30, 2012 of $10,436,926.

We had $139,602 in net cash used in operating activities for the year ended November 30, 2013, which included 1,806,426 in net loss, offset by $840,000 in share-based compensation, $200,041 in amortization of discount on short-term debt, $66,982 of change in fair value of derivative liability, $69,071 loss on excess fair value of derivative liability, and depreciation of $519. Cash flows used in operations were offset by changes in operating assets and liabilities totaling $558,825.

We had $137,000 of net cash provided by financing activities for the year ended November 30, 2013, which was from the issuance of convertible debt.

Our registered public accounting firm issued an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

During December 2012, the Company issued an 8 percent convertible promissory note to raise $40,000 to pay legal services owed. The Note matures on September 21, 2013, and any unpaid principal or interest at that date accrues interest at the default rate of 22 percent annually. The note may be converted into common stock, at 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion, at any time after 180 days from the issuance date until the maturity date. On January 14, 2013, the Company entered issued an 8 percent convertible promissory note to raise $55,000 in operating capital. The Note matures on October 17, 2013, and any unpaid principal or interest at that date accrues interest at the default rate of 22 percent annually. The note may be converted into common stock, at 59 percent of market price, at any time after 180 days from the issuance date until the maturity date. On June 12, 2013, the Company issued 8% convertible promissory notes to raise $21,500 in operating capital. These Note mature on March 14, 2014. The note may be converted into common stock, at 45% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date at any time after 180 days from the issuance date until the maturity date. On October 14, 2013, we issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to pay payables that were owed.  The note has a maturity date of July14, 2014. The note is convertible into shares of our common stock at a conversion price of forty-five percent (45%) of the average of the lowest trading price per share market values during the thirty (30) trading days immediately preceding a conversion date at any time after 180 days from the issuance date until the maturity date.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $0 in revenue for the twelve months ended November 30, 2013 and for the twelve months ended November 30, 2012 relating to continuing operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mass Hysteria Entertainment Company, Inc.

We have audited the accompanying balance sheets of Mass Hysteria Entertainment Company, Inc. (the "Company"), a development stage company, as of November 30, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the period from August 5, 2009 ("Inception") to November 30, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Hysteria Entertainment Company, Inc. as of November 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and the period from August 5, 2009 ("Inception") to November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

dbbmckennon

Newport Beach, California

March 17, 2014

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development Stage Company)
Balance Sheets
	November 30, 2013	November 30, 2012

ASSETS
CURRENT ASSETS
Cash	$ 9	$ 278
Other assets	-	5,261
Total current assets	9	5,539

Intangible assets, net	-	519
Film costs	2,000	2,000
Total assets	$ 2,009	$ 8,058

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 137,740	$ 108,922
Accrued liabilities	443,766	331,656
Accrued payroll	742,857	353,973
Short-term debt	237,622	225,622
Short-term convertible debt, net of discount of $26,151 and $70,489, respectively	270,629	50,541
Derivative liability	324,020	223,637
Deferred revenue	1,000	-
Stand ready obligation	250,000	250,000
Convertible debt - related party	453,061	453,061
Total current liabilities	2,860,695	1,294,351
LONG-TERM LIABILITIES
Convertible long-term debt, net of discount of $21,684 and $41,697, respectively	178,316	158,303
Total liabilities	3,039,011	2,155,715
STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.00001 par value; 10,000,000 shares authorized; 10,000 issued and outstanding	-	-
Common stock, $0.00001 par value; 2,000,000,000 shares authorized, 18,145,865 and 599,872 shares issued and outstanding	181	6
Additional paid in capital	7,399,743	6,482,837
Deficit accumulated during the development stage	(10,436,926)	(8,630,500)
Total stockholders' deficit	(3,037,002)	(2,147,657)
Total liabilities and stockholders' deficit	$ 2,009	$ 8,058

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development Stage Company)
Statements of Operations
	For the Year Ended		For the period from Inception to November 30, 2013
	November 30, 2013	November 30, 2012
Production revenues	$ -	$ -	$ 72,500

Operating expenses:
General and administrative	1,461,526	990,150	4,873,265
Selling expense	-	-	30,573
Impairment of film costs	-	93,250	93,250
Total operating expenses	1,461,526	1,083,400	4,997,088

Operating loss	(1,461,526)	(1,083,400)	(4,924,588)

Other income (expense)
Other income	-	65,006	65,432
Interest expense	(342,811)	(205,478)	(726,634)
Excess fair value of derivative	(69,071)	(250,478)	(346,640)
Gain on fair value of derivative liability	66,982	143,242	252,382
Loss on stand-ready guarantee	-	(200,000)	(200,000)
Total other income (expense)	(344,900)	(447,708)	(955,460)

Net loss	$ (1,806,426)	$ (1,531,108)	$ (5,880,048)

Net loss per share (basic and diluted)	$ (0.59)	$ (4.89)

Weighted average number of shares outstanding during the period-basic and diluted	3,062,690	312,837

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

 (A Development-Stage Company)

Statements of Stockholders’ Deficit

From Inception To November 30, 2013

	Preferred A		Common Stock		Additional	Deficit Accumulated during the	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Development Stage	Stakeholders' Deficit

Balances at November 30, 2008	-	-	11,594	-	2,826,494	(2,915,639)	(89,145)

Common shares issued for services	-	-	1,620	-	270,000	-	270,000
Imputed rent expense			-	-	4,773	-	4,773
Common shares issued to extinguish debt of predecessors	-	-	10,800	-	1,152,000	-	1,152,000
Shares issued for services on August 5, 2009 at $240.00 per share	-	-	1,000	-	240,000	-	240,000
Shares issued in recapitalization	-	-	42,015	1	(1)	-	-
Contribution to capital	-	-	-	-	7,500	-	7,500
Shares issued for services:
on August 24, 2009 at $310.00 per share	-	-	200	-	62,000	-	62,000
on September 29, 2009 at $430.00 per share	-	-	100	-	43,000	-	43,000
on October 6, 2009 at $420.00 per share	-	-	100	-	42,000	-	42,000
on October 16, 2009 at $290.00 per share	-	-	2	-	580	-	580
on November 29, 2009 at $100.00 per share	-	-	100	-	10,000	-	10,000
Stock issued for cash, November 30, 2009 at $200.00 per share (Note 6)	-	-	1,000	-	-	-	-
Net loss	-	-	-	-	-	(2,052,019)	(2,052,019)
Balances at November 30, 2009	-	-	68,531	$ 1	$ 4,658,346	$ (4,967,658)	$ (309,311)

Shares issued for services:
on December 10, 2009 at $100.00 per share	-	-	152	-	15,200	-	15,200
on January 10, 2010 at $70.00 per share	-	-	20	-	1,400	-	1,400
on January 28, 2010 at $180.00 per share	-	-	50	-	9,000	-	9,000
on February 22, 2010 at $110.00 per share	-	-	145	-	15,950	-	15,950
on March 9, 2010 at $80.00 per share	-	-	375	-	30,000	-	30,000
on May 27, 2010 at $32.00 per share	-	-	78	-	2,500	-	2,500
on June 23, 2010 at $40.00 per share	-	-	600	-	24,000	-	24,000
on September 1, 2010 at $30.00 per share	-	-	1,255	-	39,000	-	39,000
Share based compensation related to options issued granted during December 2009	-	-	-	-	228,667	-	228,667
Common shares issued to extinguish debt acquired from predecessors by Control Group member	-	-	5,900	-	55,268	-	55,268
On October 12, 2010, shares issued as committed on June 1, 2010	-	-	3,000	-	200,000	-	200,000
Contributed services	-	-	-	-	82,000	-	82,000
Net loss	-	-	-	-	-	(1,045,674)	(1,045,674)
Balances at November 30, 2010	-	-	80,106	$ 1	$ 5,361,331	$ (6,013,332)	$ (652,000)
Shares issued for legal services:
on February 18, 2011 at $21.00 per share	-	-	420	-	8,820	-	8,820
on May 5, 2011 at $20.00 per share	-	-	900	-	18,000	-	18,000
on June 15, 2011 at $20.00 per share	-	-	1,000	-	20,000	-	20,000
on June 17, 2011 at $20.00 per share	-	-	450	-	9,000	-	9,000
on July 14, 2011 at $20.00 per share	-	-	165	-	3,300	-	3,300
on August 15, 2011 at $10.00 per share	-	-	225	-	2,250	-	2,250
on September 1, 2011 at $8.00 per share	-	-	2,400	-	19,200	-	19,200
on October 18, 2011 at $3.20 per share	-	-	3,500	-	11,200	-	11,200
on October 24, 2011 at $3.00 per share	-	-	250	-	750	-	750
on November 1, 2011 at $4.00 per share	-	-	1,000	-	4,000	-	4,000
Share based compensation related to options granted during December 2009	-	-	-	-	240,000	-	240,000
Preferred A shares issued to CEO	10	-	-	-	10,000	-	10,000
Beneficial conversion feature on convertible long term debt	-	-	-	-	75,000	-	75,000
Shares issued for cash	-	-	10,000	-	10,000	-	10,000
Conversion of short term convertible debt	-	-	3,571	-	10,000	-	10,000
Conversion of short term convertible debt	-	-	4,444	-	8,000	-	8,000
Net loss	-	-	-	-	-	(1,086,060)	(1,086,060)
Balances at November 30, 2011	10	$ -	108,431	$ 1	$ 5,810,851	$ (7,099,392)	$ (1,288,540)
Shares issued for legal services:
on December 10, 2011 at $4.70 per share	-	-	2,500	-	11,750	-	11,750
on January 3, 2012 at $1.00 per share	-	-	5,000	-	5,000	-	5,000
on February 6, 2012 at $4.70 per share	-	-	3,983	-	1,991	-	1,991
on February 14, 2012 at $0.80 per share	-	-	6,000	-	4,800	-	4,800
on December 21, 2012 at $0.70 per share	-	-	10,000	-	7,000	-	7,000
Issued to Indeglia against fees	-	-	75,941	-	78,627	-	78,627
Share based compensation related to options granted during December 2009	-	-	-	-	240,000	-	240,000
Conversion of convertible note payable: Asher	-	-	342,992	4	144,696	-	144,700
Conversion of convertible note payable: Metacomet	-	-	31,136	1	15,991	-	15,992
Conversion of convertible note payable: Magna	-	-	13,889	-	2,500	-	2,500
Extinguished derivative liability	-	-	-	- -	159,631	-	159,631
Net loss	-	-		-	-	(1,531,108)	(1,531,108)

Balances at November 30, 2012	10	-	599,872	$6	$6,482,837	$(8,630,500)	$(2,147,657)
Conversion of convertible note payable: Magna (12/04/12)	-	-	13,889	-	2,500	-	2,500
Conversion of convertible note payable: Magna (12/18/12)	-	-	33,333	1	3,900	-	4,000
Conversion of convertible note payable: Magna (01/17/13)	-	-	33,333	-	2,000	-	2,000
Conversion of convertible note payable: Magna (02/01/13)	-	-	33,333	-	2,000	-	2,000
Conversion of convertible note payable: Asher (08/19/13)	-	-	71,186	-	2,099	-	2,099
Conversion of convertible note payable: Asher (11/19/13)	-	-	1,573,034	16	13,984	-	14,000
Shares issued for compensation	-	-	15,000,000	150	599,850	-	600,000
Shares issued for payables	-	-	785,000	8	11,767	-	11,775
Extinguished derivative liability	-	-	-	-	38,707	-	38,707
Other	-	-	2,885	-	-	-	-
Share based compensation related to options granted	-	-	-	-	240,000	-	240,000
Net Loss	-	-	-	-	-	(1,806,426)	(1,806,426)
Balance at November 30, 2013	10	$ -	181,145,865	$ 181	$ 7,399,743	$(10,436,926)	$(3,037,002)

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows
	For the Year Ended		From Inception to November 30, 2013
	November 30, 2013	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,806,426)	$ (1,531,108)	$ (5,880,048)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	519	874	3,141
Bad debt expense	-	6,616	31,616
Share-based compensation	840,000	344,168	2,035,735
Loss on settlement of convertible notes	-	-	(14,000)
Impairment of script costs	-	93,250	93,250
Contributed services	-	-	89,500
Change in fair market value of derivative liability	(66,982)	(143,242)	(252,382)
Loss on excess fair value of derivative liability	69,071	250,478	346,640
Amortization of discount on convertible debt	200,041	147,282	450,734
Loss on default	65,350	-	65,350
Provision for stand ready obligation	-	200,000	200,000
Changes in certain operating assets and liabilities:
Accounts receivable	-	(9,414)	(12,211)
Prepaid expenses	-	-	(295)
Accounts payable	56,831	41,550	181,916
Accrued liabilities	112,110	95,465	392,611
Unearned revenue	1,000	-	1,000
Accrued payroll	388,884	184,719	748,711
Bank credit line	-	-	(1,156)
Net cash used by operating activities	(139,602)	(319,362)	(1,519,888)
CASH FLOWS FROM INVESTING ACTIVITIES
Film costs	-	-	(32,000)
Other assets	2,333	(2,333)	1,214
Net cash provided (used) by investing activities	2,333	(2,333)	(30,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Stand ready obligation	-	-	25,000
Proceeds from issuance of convertible debt	137,000	157,500	632,001
Proceeds from issuance of convertible debt to related parties	-	-	453,061
Proceeds from issuance of short-term debt	-	155,622	225,622
Proceeds from sale of common stock	-	5,000	214,999
Net cash provided by financing activities	137,000	318,122	1,550,683
Net increase (decrease) in cash	(269)	(3,573)	9
Cash and equivalents, beginning of year	278	3,851	-
Cash and equivalents, end of year	$ 9	$ 278	$ 9
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ 800
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt	$ 26,600	$ 155,970	$ 273,838
Shares issued for accounts payable	$ 17,775	$ -	$ 17,775
Cash received under subscription agreement	$ -	$ -	$ 200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	$ -	$ -	$ 40,000
Common stock issued in lieu of cash payment for script costs	$ -	$ -	$ 23,250

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

To better reflect the Company’s new business plan, on June 25, 2009, MLI changed their name to “Mass Hysteria Entertainment Company, Inc. (“Mass Hysteria” or the “Company”). The Company is an innovative motion picture production company that produces branded young adult film content for theatrical, DVD, and television distribution. The Company’s plan is to produce a minimum of three theatrical films a year that appeal specifically to the youth market.

On August 5, 2009 (date of “Inception” for financial reporting purposes), Daniel Grodnik was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. Mr. Grodnik has worked in the movie industry for almost thirty years. He has served as the Chairman and CEO of the National Lampoon, a publicly-traded entertainment company. On August 5, 2009, pursuant to the terms of a stock purchase agreement, an affiliate of Mr. Grodnik purchased a total of 7,985 shares of issued and outstanding common stock of The Company from Belmont Partners. At this time, Belmont Partners’ designee was the sole officer and director of the Company.  In addition to the shares sold by Belmont Partners, the Company also issued 42,015 shares to Mr. Grodnik and certain affiliated parties in connection with the change of control (the “Control Group”). The total of 50,000 shares were issued to, or purchased by, Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control by The Company was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis. There were no assets significant acquired by the Company shareholders upon the change in control, which would have been recorded at fair value.

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

As of November 30, 2013 and 2012, the Company’s derivatives which include the embedded conversion feature on the convertible note payable were considered level 2 financial instruments.  See Note 5 for valuation technique and assumptions used.

The Company's financial remaining instruments consisted primarily of (level 1), accounts payable, accrued liabilities, and short-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of November 30, 2013 and 2012 due to the short term nature of these instruments.

The Company did not have any level 3 instruments at November 30, 2013 and 2012.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company may maintain cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at November 30, 2013 and 2012.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 340, “Other Assets and Deferred Costs”, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  At November 30, 2013, the Company owned a website costing $3,140 which had an estimated useful life of three (3) years.  Amortization expenses related to website development costs during each of the years ended November 30, 2013 and 2012 were $519 and $874, respectively.

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

Derivative Financial Instruments

The provisions of ASC 815 - “Derivatives and Hedging” applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC 815 and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance impacts the Company's financial statements and position due to certain warrants and embedded conversion features in which the exercise or conversion price resets upon certain events.  See Note 5 for the impact of such transactions on the financial statements.

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

Guarantees

During the year ended November 30, 2011, the Company entered into an agreement to provide for a guarantee of indebtedness. The Company’s exposure to credit loss, in the event of nonperformance of the related film financed by the indebtedness, is represented by the amounts stipulated in the agreement, and is limited to a maximum of $250,000. The total guarantee accruals do not necessarily represent future cash requirements or cash reserves. As of November 30, 2013, management has evaluated the guarantee liability under ASC 460-10 – “Guarantees”   and ASC 450-20 – “Loss Contingencies” by reviewing the ability to repay the obligation under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses. At November 30, 2013 management determined that the full guarantee will be called. See Note 6 for Management’s determination.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At November 30, 2013, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method;

(2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 692,959 shares relative to convertible notes (post conversion); and (4) 72 shares related to warrants issued with the $37,500 convertible note. At November 30, 2012, the Company’s dilutive securities outstanding consisted of (i) the CEO’s options to purchase shares of common stock (See Note 8) for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 131,643 shares relative to convertible notes (post conversion) and (4) 944 shares related to warrants issued with the $37,500 convertible note. The preceding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

Impairment of Long-Lived Assets

The Company has adopted ASC 360-10, - "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment, annually, or more often, if events and circumstances warrant such.  At November 30, 2012 management considered that the values of the $ 93,250 of script costs were impaired and they were accordingly expensed.

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	November 30, 2013	November 30, 2012
Accrued interest	$ 182,305	$ 118,195
Accrued consulting fees	91,000	91,000
Accrued payroll taxes on CEO’s compensation	134,461	98,461
Accrued auto allowances due CEO	36,000	24,000
Total accrued liabilities	$ 443,766	$ 331,656

Accrued interest represents interest on a long term loan from a related party, and the interest on a short term notes payable from external parties.  Accrued consulting fees are for scriptwriters and a film consultant

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, while the CEO receives payments at various times only as capital becomes available. The CEO’s compensation is required to be reported on Internal Revenue Service (IRS) Form W-2; however, the Company has made no such reporting.  Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation which includes the contemplation of penalties and interest.  In the event the IRS audits the Company, it will likely be liable for certain taxes, penalties and interest.  See Note 6 for details of the CEO’s employment agreement.

 The Company entered into an employment agreement as of February 3, 2012 with our former Chief Financial Officer which provided for a base salary of $90,000 per year, payable monthly, on a month-to-month basis. The Company pays these wages only as capital becomes available. No wages have been paid to date.

Accrued payroll is as follows:

	November 30, 2013	November 30, 2012
Accrued and unpaid compensation due CEO	$ 624,732	$ 280,848
Accrued and unpaid compensation due CFO	118,125	73,125
Total accrued payroll	$ 742,857	$ 353,973

NOTE 5 – BORROWINGS

Short-Term Debt

(A)	Related Parties

On February 28, 2012, our former Chief Financial Officer made an interest free demand advance of $30,000 to the Company to provide working capital, which remains outstanding at November 30, 2013. The Note was recorded at its estimated fair value of $27,778 at the acquisition date, and imputed interest was being accreted to non-cash interest expense to the maturity date, using an 8% interest rate.  No demand for payment had been made as of November 30, 2013 and the note remains unpaid.

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

During the years ended November 30, 2013 and 2012, the Company incurred and accrued $13,678 and $14,802 in interest expense, respectively, related to this short-term debt. As of November 30, 2013 and 2012, the Company has accrued $39,897 and $29,003 of interest expense related to these notes respectively.

(B)	Film Finance Agreement

On May 11, 2012, we entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide up to $300,000 in equity financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid to us on June 12, 2012.   While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain casting delays have postponed the commencement date, to a date yet to be determined.  In the event that the motion picture is abandoned, we are required to repay CRCP all funds paid to us, plus interest of 12% per annum. On January 25, 2013 we received a written notice of termination of agreement from CRCP and we are currently negotiating a mutual settlement.  Accordingly, we have included the $100,000 advance within short-term debt until the status of the Picture has been better determined and we have accrued interest payable of $17,622 through November 30, 2013.

Through November 30, 2013, we have paid cumulative expenses totaling $13,688 in connection with the Picture, which have been recorded within operating expenses.

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

During December 2012, the Company issued an 8% convertible promissory note to raise $40,000 to pay legal services owed. The Note matured on September 21, 2013, and any unpaid principal or interest at that date accrues interest at the default rate of 22% annually. The note may be converted into common stock, at 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion, at any time after 180 days from the issuance date until the maturity date, or, if later, until paid.

On January 14, 2013, the Company issued an 8% convertible promissory note to raise $55,000 in operating capital. The Note matured on October 17, 2013, and any unpaid principal or interest at that date accrued interest at the default rate of 22% annually. The note may be converted into common stock, at 59 percent of market price, at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. If a default is called by the lender (which occurred as noted below) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

On June 12, 2013, the Company issued 8% convertible promissory notes to raise $21,500 in operating capital. This Note matured on March 14, 2014. The note may be converted into common stock, at 45% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. . If a default is called by the lender (which occurred as noted below) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

On October 14, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to pay payables that were owed.  The note has a maturity date of July14, 2014. The note is convertible into shares of our common stock at a conversion price of forty-five percent (45%) of the average of the lowest trading price per share market values during the thirty (30) trading days immediately preceding a conversion date at any time after 180 days from the issuance date until the maturity date. If a default is called by the lender (which occurred as noted below) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

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

As of November 30, 2013 and November 30, 2012, the Company has outstanding principal amounts on convertible debt of $296,780 and $121,030, respectively. At the inception of these notes inception, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on an effective interest method are $26,151 and $70,489 as of November 30, 2013 and November 30, 2012, respectively. For the year ended November 30, 2013, interest expense from accretion of the discount, including converted notes, was $200,041.

During the year ended November 30, 2013, lenders of convertible notes converted $26,600 of principal and interest thereon through the issuance of 1,758,108 shares.

Aggregate derivative liabilities associated with remaining convertible notes were $324,020 as of November 30, 2013 and $223,637 as of November 30, 2012. Based on this revaluation at year end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a net gain in fair value of derivative liability of $66,982 and $143,242 during the year ended November 30, 2013 and 2012, respectively.

During the years ended November 30, 2013 and 2012, the range of inputs used to calculate derivative liabilities noted above were as follows:

	November 30, 2013	November 30, 2012
Annual dividend rate	0.0%	0.0%
Conversion price	$0.0089-$0.18	$0.18-$0.51
Expected life (years)	.01 - 1 years	.01 - .92 years
Risk-free interest rate	.03% - .13%	.03% - .18%
Expected volatility	331.50% - 479.40%	71.35% - 350.90%

Long-term Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long-term convertible note agreement, which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $16 per share. As a result, the Company will be liable to issue up to 12,500 shares common stock upon conversion.  Based on a $22 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the year ended November 30, 2013, interest expense from accretion of the discount was $20,013, leaving a remaining discount of $21,684.  The discount being amortized approximates the effective interest method over the term of the note.

Former Related Party

At November 30, 2013, the Company has convertible notes totaling $453,061 due to a former affiliate and significant stockholder of the Company. The notes are convertible into common shares, based on $40 to $80 share price, most of which is at the higher price.  The convertible notes bear interest at 6% per annum and are due May 31, 2015.   As of November 30, 2013, the Company has accrued $109,304 of interest expense related to these notes.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Office Leases

On April 14, 2011, the Company entered into a lease for office space.  The lease was for one (1) year and required monthly payments of $2,927 in addition to a security deposit of $8,782 (equal to three month’s rent in advance). The security deposit was reduced after six months of on-time rent payments, with the reduction applied to against one month’s rent. Subsequent to the initial one year lease, the Company continued to rent the office space on a month-to-month basis until December 31, 2012 when it vacated the offices.  Office lease expense for the years ended November 30, 2013 and 2012 was $2,927 and $35,129, respectively.

Consulting Agreements

In August 2009, the Company entered into a one year engagement agreement with successful comedy writer Pat Proft to hire him as the Senior Vice President of Comedy.  His role was to create and write our movies.  Per the terms of his engagement, Mr. Proft received 200 shares of our common stock (see Note 7), and an initial monthly fee of $10,000 for a minimum of one year.  During March 2010, a new agreement was negotiated which reflected that Mr. Proft would be paid half of this monthly fee in the form of stock compensation – retroactive from January 2010.  As of the years ended November 30, 2013 and 2012, accrued cash compensation of $15,000 and stock compensation of $40,000 was due to Mr. Proft and included in accrued liabilities on the accompanying balance sheet.  This agreement terminated in August 2010.

Employment Agreement

On December 17, 2009, the Company entered into an employment agreement with our CEO which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014.  Among other things, the employment agreement calls for periodic increases in the base salary and bonuses based upon performance.  The agreement also allows for the Company, at the discretion of the Board of Directors, to provide for medical insurance and a contribution to a retirement benefit plan.  Our CEO was also awarded options to purchase common stock.  See Note 8.  During fiscal 2010, our CEO voluntarily forgave $82,000 of accrued wages, which the Company recorded in equity as contributed services.  A total of $624,732 in accrued salary is reflected on the Company’s financial statements under this agreement as of November 30, 2013.

Stand-Ready Obligation

During the production of the film Carjacked, the production company Carjacked Entertainment, LLC and Carjacked Investments, LLC (collectively “Carjacked LLC’s”) obtained financing from Wet Rose Productions, LLC (“Wet Rose”) in the amount of $850,000. Grodfilm Corp, owned by the Company's CEO, is the managing member of the LLCs and acts on behalf of 9207-8856 Quebec Inc., a Quebec company and owner of the copyright to the motion picture "Carjacked".

On October 5, 2010, the Company entered into an indirect guarantee of the indebtedness in which the Company guaranteed any shortfalls in repayment of the $850,000 of debt related to the investment provided by Wet Rose up to an amount not to exceed $250,000. The financing from Wet Rose becomes due and payable at a date which is 30 months after first release of the film Carjacked . The film was released on November 22, 2011 and accordingly a payable may become due in approximately 21 months on May 22, 2014. As of November 30, 2013, management evaluated the guarantee liability under ASC 460-10 – “Guarantees” and ASC 450-20 – “Loss Contingencies” by reviewing the projected ability of the Carjacked film to repay the obligation under contract to determine if there is a probable chance of a default, and if so, provides a reasonable estimate for losses. As of November 30, 2013, management believed that past performance and current projections indicated that full repayment by the Company to Wet Rose was probable.  Accordingly, management recorded a provision for loss of $200,000 related to the stand-ready obligation during the year ended November 30, 2012, together with the $50,000 “guarantor fee” previously recorded as a stand-ready obligation in the prior year, a total of $250,000 is reflected as a stand-ready obligation as of November 30, 2013.

Film Costs and Movie Rights Option Contract

On November 1, 2010, the Company entered in to an “option/purchase” agreement with Richard Taylor (the “Writer”) in which the Company would be granted the exclusive right and option (“Option”) to acquire all motion picture, television and allied and ancillary rights to the Writer’s screenplay – “Bad Monday”. The initial term of this option agreement was for one year; however, the Company subsequently obtained an extension through October 31, 2013. As consideration, the Company paid the Writer $2,000 which is included in Film Costs. It is the intention of the Company to produce the motion picture and has renewed the option for which the Writer will be paid a purchase price of $150,000. Additionally, the Writer would be entitled to 5% of the net proceeds of the picture, and an additional 2.5% of net proceeds if the Writer received shared writing credit on the picture.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Capital Stock

The Company has two classes of stock:

●	Series A Preferred stock, $0.00001; 10,000,000 shares authorized; 10,000 issued and outstanding; and,

●	Common stock, $0.00001 par value; 2,000,000,000 shares authorized; 18,145,865 and 599,872 shares issued and outstanding as of November 30, 2013 and 2012, respectively.

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

Stock Incentive Plans

2012 Stock Incentive Plan

On March 13, 2012, our Board of Directors adopted the 2012 Stock Incentive Plan. ~~.~~ The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either common stock or stock options under the plan is 56,000 shares, subject to adjustment.  As of November 30, 2013, all shares have been granted under the plan.

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

2012 Stock Incentive Plan #2

On August 21, 2012, our Board of Directors adopted the 2012 Stock Incentive Plan #2. The purpose of our 2012 Stock Incentive Plan #2 is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either common stock or stock options under the plan is 132,800 shares, subject to adjustment.  As of November 30, 2013, 17,000 shares have been granted under the plan.

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

On December 28, 2012, the Company’s board of directors approved a One (1) for One Thousand (1,000) reverse stock split. All common stock, warrant and option transactions described herein have been adjusted to reflect the Reverse Split.

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

●

On October 6, 2009, the Company issued 100 shares of common stock to one individual for services rendered to the Company as the Senior Vice President of Technology.  This issuance was expensed as share-based compensation at a cost of $42,000, or $420 per share based on the closing stock price on the date of issuance.

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

●

In addition, our Board of Directors approved (a) the issuance of a total of 2,500 shares of common stock to a third party attorney in consideration of legal services rendered and an expense of $11,750 based on the stock’s closing market price of $4.70 on the date of the grant; and (b) the issuance of a total of 6,000 shares of common stock to a third party marketing consultant in consideration of services rendered and an expense of $4,800 based on the stock’s closing market price of $0.80 on the date of the grant.

●

On February 14, 2012 our Board of Directors approved the issuance of 5,000 shares to a relative of our CEO for $5,000 received on January 3, 2012 based on the stock’s closing market price on the date of the grant. The stock issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

●

In October 2013 our Board of Directors approved the issuance of 5,000,000 shares valued at $200,000 based on the stock’s closing market price on the date of the grant to a relative of our CEO in compensation for advisory services performed prior to October 31, 2013.

●

In October 2013 our Board of Directors approved the issuance of 10,000,000 valued at $400,000 based on the stock’s closing market price on the date of the grant to a third-party consultant in compensation for advisory services performed prior to October 31, 2013.

●

In addition, our Board of Directors approved (a) the issuance of a total of 785,000 shares of common stock to a third party attorney in consideration of legal services rendered and an expense of $11,767 based on the stock’s closing market price of $0.015 on the date of the grant.

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

Under ASC 718, stock compensation expense of $1,200,000 will be recognized and expensed quarterly, beginning with the first quarter of the Company's 2010 fiscal year and equally over the five-year vesting period until the options are vested in their entirety in December 2014. During the years ended November 30, 2013 and 2012 and the period from Inception to November 30, 2013, stock compensation of $240,000, $240,000, and $948,667 has been recorded as expense in general and administrative in the accompanying statement of operations, respectively. Future compensation expense is $240,000, annually through 2014. As of November 30, 2013, approximately 15,831options are fully vested and are exercisable by the CEO.

The weighted average options outstanding as of November 30, 2013 and 2012 equaled the options issued to the CEO above, 20,000, there were no other options issued, exercised or forfeited during the years then ended. The weighted average exercise price was $70 for both the years ended November 30, 2013 and 2012. The weighted average remaining contractual life of the options for the years ended November 30, 2013 and 2012 was approximately two (2) and three (3) years, respectively. There is no intrinsic value for options outstanding as all exercise prices are above the year end closing Company stock price.

Stock Incentive Plans

On February 16, 2011, our board of directors adopted the 2011 Stock Incentive Plan. The purpose of our 2011 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23,000 shares, subject to adjustment.  As of November 30, 2013, the Company had no shares remaining to be issued under the plan.

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

As of November 30, 2013, no monies are due to the Company with respect to the distribution referred to above and no revenues are expected in the future.

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

SideFlick™

The Company believes that consumer dynamics and mobile usage patterns have created a demand for multi-screen solutions at cinematic events to allow moviegoers to actively participate and share event experiences in real-time with friends instead of passively watching.  The Company has initiated the introduction in this new media market with our SideFlick™ technology, and has retained an independent software programmer (“PGAH”) to assist with the development of this technology. MHYS has developed the concept of interactive movies through a second screen mobile experience and has the capability and knowledge to produce engaging: content. PGAH has demonstrated an initial "proof of concept" regarding the synchronization of content between the second screen and the primary screen and we believe PGAH has the skill and knowledge to build and service a custom built application(s) for use on Android, iPhones/iPads and Microsoft mobile phones and .on other future platforms to provide interactivity between filmed entertainment and mobile phones and handsets

The Company will form a separate wholly-owned subsidiary corporation called Mass Hysteria Interactive, Inc. ("MHI") through which the SideFlick™ Technology, process patents and SideFlick trademark will be exclusively distributed, licensed and exploited, including the receipt of any and all receipts and proceeds derived from thatch exploitation. PGAH agreed that the Technology will be for the exclusive use of MHI. PGAH and MHYS further agreed that the technology, including all modifications, enhancements, fixes and upgrades thereto and derivative works thereof will be jointly owned by PGAH and MHYS, which will split any and all net profits equally (50/50) from the exploitation of the technology in all media in perpetuity, after deduction for mutually agreed, actual and necessary operating costs, including the costs of filing process patents in the US and in Europe, which patents will be also be co-owned by MHYS and PGAH. When the SideFlick™ trademark has been obtained by PGAH, PGAH will arrange for such trademark to be assigned to MHYS for co-ownership of PGAH and MHYS.

NOTE 11 – INCOME TAXES

We have identified our U.S. Federal tax returns as our “major” tax jurisdiction, and our corporate offices are located in California.  The United States Federal return years 2008 through 2012 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2007 through 2012 and currently does not have any ongoing tax examinations. The Company has had losses to date, and therefore has paid no income taxes. The Company has not filed tax returns for the fiscal year 2011, 2012 and 2013.

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

Aggregate start-up costs capitalized through November 30, 2013, is approximately $3.5 million; the deferred tax asset is approximately $1.5 million. The amount of benefits the Company may receive from the start-up costs for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Accordingly, management recorded a valuation allowance for 100% of the deferred tax assets of approximately $1.5 million, an increase from the prior year of $0.3 million. In fiscal 2012, management increased the valuation allowance approximately $0.4 million.

The difference between the federal rate of approximately 34% and the actual rate is due to non-deductible stock and accrued compensation, changes in derivative liabilities aggregating approximately $0.3 million and the valuation allowance described above.

NOTE 12 - SUBSEQUENT EVENTS

Conversion of short-term convertible debt

Subsequent to November 30, 2013, the Company issued 7,400,001 shares of common stock to a holder of short-term convertible debt for the conversion of $17,760 of principal. The conversion price was $0.0024. The remaining principal on this note through the date of this report is approximately $940.

Subsequent to November 30, 2013, the Company issued 1,700,000 shares of common stock to a holder of short-term convertible debt for the conversion of $72 of principal and $1,876 of accrued interest. The conversion price was $0.00226. The remaining principal on this note through the date of this report is approximately $39,928.   The remaining dilutive impact of this convertible note, which converts at a discount to current market, or approximately $0.002 per share, is substantial, and at the current market, would result in the issuance of approximately 19,964,000 additional shares of common stock to fully convert the note.

Subsequent to November 30, 2013, the Company issued another 1,700,000 shares in conversion of $1,729 of principal and $2,082 in interest on a promissory note previously issued to Metacomet Company.

Shares issued for services

In February 2014, 5,000,000 shares were issued to an advisory board member for his service and 7,500,000 shares were issued to the Company CEO for his service.  There are an additional 17,500,000 shares which were approved to be issued in January 2014 to an advisory member and a consultant in the area of film and distribution.

As a result of the post-November 30, 2013 issuances, there were 41,445,866 common shares issued and outstanding at March 17, 2014.

Promissory note

In November, 2013, we agreed to a $3,000 promissory note to Metacomet for the payment of outstanding payables.  The loan was funded in December, 2013 although the note was dated November 27, 2013.  The funded amount will be reported in our next quarterly report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of November 30, 2013 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting Officers as appropriate to allow timely decisions regarding required disclosure.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the November 30, 2013. We believe that internal control over financial reporting is not effective. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of November 30, 2013 and communicated the matters to our management.  Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company’s results and its financial statements for the future years.

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

ITEM 9B.  OTHER INFORMATION

None.

  PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning our directors and executive officers as of the date of this report:

Name	Age	Position
Daniel Grodnik	61	President, Chief Executive Officer and Chairman

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Daniel Grodnik is a director and our President and Chief Executive Officer.   Mr. Grodnik has worked in the movie industry for almost thirty years.  He has served as the Chairman and CEO of the National Lampoon, a publicly traded entertainment company.   Mr. Grodnik has produced dozens of movies over the course of his career including “Bobby,” which had an all-star cast including Anthony Hopkins, Demi Moore, Sharon Stone, Helen Hunt, Lawrence Fishburne, Elijah Wood, Lindsay Lohan, William H. Macy, Nick Cannon, and Heather Graham and for which he was nominated for a Golden Globe for Best Picture; Powder, Blind Fury and “1969” starring Robert Downey and Kiefer Sutherland and scores of other theatrical and television movies with stars such as Ashley Judd, Tim Allen, Richard Dreyfuss, Christian Slater, Alec Baldwin, Jeff Goldblum, Winona Ryder, etc. Mr. Grodnik is a member of the Producer’s Guild of America and for the past 20 years has been an oral panelist at his Alma-Mater USC to grade the Masters’ Thesis in producing.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Information about our Board and its Committees

We do not have either an audit committee, compensation committee, or a nominating committee.  It is the view of the board of directors that it is appropriate to not have any of these committees since they are not required to maintain a listing on the OTC Markets, since it only has one director who would serve on any such committees in any event, and due to the additional and unnecessary costs associated with administering the committees.

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

To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended November 30, 2013, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended November 30, 2012, and 2011 in all capacities for the accounts of our executive, including the Chief Executive Officer and former Chief Financial Officer:

Summary Compensation Table
					Stock	Option		All Other
Name and Position	Year	Salary		Bonus	Awards ($)	Awards ($)		Compensation	Total ($)
Daniel Grodnik	2013	$360,000	(1)	--	--	$240,000	(3)	--	$600,000
President and Chief Executive Officer	2012	$360,000	(2)	--	--	$240,000	(3)	--	$600,000

Alan Bailey	2013	$45,000	(4)	--	--	--		--	$75,000
Chief Financial Officer (February 8, 2012 to May 31, 2013)	2012	$75,000	(5)	--	--	--		--	$75,000

(1)	$360,000 of this amount was accrued as salary but not paid.
(2)	$73,125 of this amount was accrued as salary but not paid.

(3)

On December 17, 2009, the Company agreed to Mr. Grodnik an option award of 20,000 shares with exercise price of $70.  Our stock price was $60 on December 17, 2009. The options vest equally (pro-rata per day) over a five year period.  As such 4,000 and, 4,000 shares under such option vested in the years ended November 30, 2013, and 2012 respectively.  In 2014, Mr. Grodnik received a vested option to acquire 22,500,000 shares of common stock at $0.0253 per share.

(4)	$45,000 of this amount was accrued as salary but not paid.

(5)	$73,125 of this amount was accrued as salary but not paid.

Grants of Plan-Based Awards

We did not grant any plan based awards to executive officers in the year ended November 30, 2013.  In February 2014, Mr. Grodnik was awarded a vested option to acquire 22,500,000 shares at $0.0253 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of the year ended November 30, 2013.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un exercisable		Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Daniel Grodnik	15,832	(1)	4,168	(1)	70.00	(1)	12/17/2016	(2)	—	—

(1) Adjusted for the 1-for-1000 reverse stock split effectuated on February 1, 2013

(2) The options vest equally (pro-rata per day) over a 5 year period until fully vested on December 17, 2014.  Each option expires 24 months after vesting.  Mr. Grodnik also has been awarded an option to purchase 22,500,000 shares at $0.0253 as of February, 2014.

Option Exercises and Stock Vested

4,000 shares under Daniel Grodnik’s option to purchase 20,000 shares vested in the year ended November 30, 2013.  No stock options were exercised by any named executive officer in the year ended November 30, 2013.

Employment Agreements

We have an employment agreement with Daniel Grodnik, our Chief Executive Officer.  A description of the material terms of Mr. Grodnik’s agreement is set forth below.

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

In addition to his annual salary, the agreement grants employee stock options to purchase common stock in an amount equal to 20,000 shares at an exercise price of $70.00 per share.  The options vest equally (pro-rata per day) over a five-year period (until fully vested on December 17, 2014.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part by shall include a “cashless feature.”

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

Compensation of Directors

No compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended November 30, 2013.

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  We did not engage any members of the Board of Directors to perform services on our behalf the year ended November 30, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 30, 2013 by the following persons:

●	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from November 30, 2013, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from November 30, 2013.

Name and Address (1)	Number of Common Shares Beneficially Owned		Percentage Owned (2)	Number of Series A Shares Beneficially Owned		Percentage Owned (3)	Percentage of Total Voting Power (4)
5% Stockholders:
Asher Enterprises (5)	70,948	(6)	9.99%	-		-	*
Directors and Officers:
Daniel Grodnik	2,515,000	(7)	2.09%	10	,000	100%	>80%
All directors and officers as a group (1 person)	15,000	(7)	2.09%	10	,000	100%	>80%

*Less than 1%

(1)	Unless otherwise noted, the address is 13331 Valley Vista Blvd., Sherman Oaks, CA 91423.
(2)	Based on 18, 145,165common shares issued and outstanding.

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

(5)	The address is 1 Linden Place, Great Neck, NY 11021.
(6)	Includes 1,000 shares related to presently exercisable warrants and 69,948 shares issuable under presently exercisable promissory notes.

(7)	Includes 2,512,000 shares under presently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of November 30, 2013:

		(a)	(b)	(c)
Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(1)	--	--	22,977
Equity compensation plans not approved by security holders	(2)(3)	--	N/A	188,738
Total		--	N/A	211,715

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

(2)            2012 Stock Incentive Plan.   On March 13, 2012, our board of directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 56,000 shares, subject to adjustment.

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

(3)            2012 Stock Incentive Plan #2. On August 21, 2012, our board of directors adopted the 2012 Stock Incentive Plan #2. The purpose of our 2012 Stock Incentive Plan #2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 132,800 shares, subject to adjustment.

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

On February 28, 2012, our former Chief Financial Officer provided an interest free advance to us in the amount of $30,000.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

dbbmckennon audited our consolidated financial statements for the fiscal years ended November 30, 2013 and 2012.

Audit Fees

dbbmckennon billed us $17,500 in fees for our 2013 annual audit and $19,000 for the review of our quarterly financial statements in 2013. Dbbmckennon billed us $17,500 in fees for our 2012 annual audit and $14,000 for the review of our quarterly financial statements in 2012.

  The Company paid dbbmckennon $21,500 for audit related services in 2012.

Tax Fees

For the Company’s fiscal years ended November 30, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2013 and 2012.

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

Dated: March 17, 2014

By:	/s/ Daniel Grodnik
Daniel Grodnik
President, Chief Executive Officer, Chairman and Secretary (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Daniel Grodnik
Daniel Grodnik	President, Chief Executive Officer, Chairman and Secretary
March 17, 2014	(Principal Executive Officer and Principal Accounting Officer)