Form 10-K/A
period 2013-11-30
Mass Hysteria Entertainment Company, Inc.
filed 2014-04-14
CIK 1388488

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

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

             ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

          Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2014 was approximately $96,877.  The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”) or the OTC Markets. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 31, 2014, 41,445,866 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

i

EXPLANATORY NOTE

This amended annual report on Form 10-K/A is being filed to include as an Exhibit the Consent of our auditors to the incorporation of their audit opinion dated March 17, 2014 by reference to the Registration Statements Nos. 333-172367, 333-180138 and 333-183601 on Form S-8.  In addition, several minor corrections were made to the narrative portion of the annual report on Form 10-K as originally filed.  There has been no material change to the financial statements included in the original annual report on Form 10-K as filed.

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

International markets, accounting for 65% of worldwide revenue, were up 17% over 2004 figures, totaling $18.3 billion. Continuing the trend, industry analysts project worldwide box office to reach a projected market size of $37.7 billion, by 2014.                                                1

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

E-commerce Solutions

We intend to provide venues with solutions to improve sales of concessions and merchandise by allowing users to order products through the mobile application which would allow users to order items through the mobile device and picked up multiple venues designated locations.  We expect to charge a 5% commission on all orders completed through the application.

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

Software Development Agreement.  In November 2012, we entered into a software development agreement with Patrick Greene and Alexander Hamilton for the development of technology that will allow theater audiences to engage with motion pictures in live-time using their Smart-phones. The technology will be exclusively owned by Mass Hysteria Entertainment and Greene and Harrington in a joint venture with each party receiving an equal share of the profits. The technology, called SideKick™ is designed to allow audience members to engage with unique second screen content on their Smart phones in sync with the movie up on the big screen.

Joint Venture Agreement.  At the end of November, we entered into the joint venture agreement with 22 Social Club Productions, Inc. and expect to commence operations in the management and production arenas in the year ending 2014.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K/A (THIS “FORM 10-K/A”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-

LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K/A, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2013.

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

As of November 30, 2013, we had a total stockholders’ deficit of $3,037,002 and an accumulated deficit of $10,436,926.

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

dbbmckennon

Newport Beach, California

March 17, 2014

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
(A Development Stage Company)
Balance Sheets
	November 30, 2013	November 30, 2012

ASSETS
CURRENT ASSETS
Cash	$ 9	$ 278
Other assets	-	5,261
Total current assets	9	5,539

Intangible assets, net	-	519
Film costs	2,000	2,000
Total assets	$ 2,009	$ 8,058

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 137,740	$ 108,922
Accrued liabilities	443,766	331,656
Accrued payroll	742,857	353,973
Short-term debt	237,622	225,622
Short-term convertible debt, net of discount of $26,151 and $70,489, respectively	270,629	50,541
Derivative liability	324,020	223,637
Deferred revenue	1,000	-
Stand ready obligation	250,000	-
Convertible debt - related party	453,061	-
Total current liabilities	2,860,695	1,294,351
LONG-TERM LIABILITIES
Stand ready obligation – long term	-	250,000
Convertible debt - related party - long term	-	453,061
Convertible long-term debt, net of discount of $21,684 and $41,697, respectively	178,316	158,303
Total liabilities	3,039,011	2,155,715
STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.00001 par value; 10,000,000 shares authorized; 10,000 issued and outstanding	-	-
Common stock, $0.00001 par value; 2,000,000,000 shares authorized, 18,145,865 and 599,872 shares issued and outstanding	181	6
Additional paid in capital	7,399,743	6,482,837
Deficit accumulated during the development stage	(10,436,926)	(8,630,500)
Total stockholders' deficit	(3,037,002)	(2,147,657)
Total liabilities and stockholders' deficit	$ 2,009	$ 8,058

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

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

 (A Development-Stage Company)

Statements of Stockholders’ Deficit

From Inception To November 30, 2013

	Preferred A		Common Stock		Additional	Deficit Accumulated during the	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Development Stage	Stakeholders' Deficit

Balances at November 30, 2008	-	-	11,594	-	2,826,494	(2,915,639)	(89,145)

Common shares issued for services	-	-	1,620	-	270,000	-	270,000
Imputed rent expense			-	-	4,773	-	4,773
Common shares issued to extinguish debt of predecessors	-	-	10,800	-	1,152,000	-	1,152,000
Shares issued for services on August 5, 2009 at $240.00 per share	-	-	1,000	-	240,000	-	240,000
Shares issued in recapitalization	-	-	42,015	1	(1)	-	-
Contribution to capital	-	-	-	-	7,500	-	7,500
Shares issued for services:
on August 24, 2009 at $310.00 per share	-	-	200	-	62,000	-	62,000
on September 29, 2009 at $430.00 per share	-	-	100	-	43,000	-	43,000
on October 6, 2009 at $420.00 per share	-	-	100	-	42,000	-	42,000
on October 16, 2009 at $290.00 per share	-	-	2	-	580	-	580
on November 29, 2009 at $100.00 per share	-	-	100	-	10,000	-	10,000
Stock issued for cash, November 30, 2009 at $200.00 per share (Note 6)	-	-	1,000	-	-	-	-
Net loss	-	-	-	-	-	(2,052,019)	(2,052,019)
Balances at November 30, 2009	-	-	68,531	$ 1	$ 4,658,346	$ (4,967,658)	$ (309,311)

Shares issued for services:
on December 10, 2009 at $100.00 per share	-	-	152	-	15,200	-	15,200
on January 10, 2010 at $70.00 per share	-	-	20	-	1,400	-	1,400
on January 28, 2010 at $180.00 per share	-	-	50	-	9,000	-	9,000
on February 22, 2010 at $110.00 per share	-	-	145	-	15,950	-	15,950
on March 9, 2010 at $80.00 per share	-	-	375	-	30,000	-	30,000
on May 27, 2010 at $32.00 per share	-	-	78	-	2,500	-	2,500
on June 23, 2010 at $40.00 per share	-	-	600	-	24,000	-	24,000
on September 1, 2010 at $30.00 per share	-	-	1,255	-	39,000	-	39,000
Share based compensation related to options issued granted during December 2009	-	-	-	-	228,667	-	228,667
Common shares issued to extinguish debt acquired from predecessors by Control Group member	-	-	5,900	-	55,268	-	55,268
On October 12, 2010, shares issued as committed on June 1, 2010	-	-	3,000	-	200,000	-	200,000
Contributed services	-	-	-	-	82,000	-	82,000
Net loss	-	-	-	-	-	(1,045,674)	(1,045,674)
Balances at November 30, 2010	-	-	80,106	$ 1	$ 5,361,331	$ (6,013,332)	$ (652,000)
Shares issued for legal services:
on February 18, 2011 at $21.00 per share	-	-	420	-	8,820	-	8,820
on May 5, 2011 at $20.00 per share	-	-	900	-	18,000	-	18,000
on June 15, 2011 at $20.00 per share	-	-	1,000	-	20,000	-	20,000
on June 17, 2011 at $20.00 per share	-	-	450	-	9,000	-	9,000
on July 14, 2011 at $20.00 per share	-	-	165	-	3,300	-	3,300
on August 15, 2011 at $10.00 per share	-	-	225	-	2,250	-	2,250
on September 1, 2011 at $8.00 per share	-	-	2,400	-	19,200	-	19,200
on October 18, 2011 at $3.20 per share	-	-	3,500	-	11,200	-	11,200
on October 24, 2011 at $3.00 per share	-	-	250	-	750	-	750
on November 1, 2011 at $4.00 per share	-	-	1,000	-	4,000	-	4,000
Share based compensation related to options granted during December 2009	-	-	-	-	240,000	-	240,000
Preferred A shares issued to CEO	10	-	-	-	10,000	-	10,000
Beneficial conversion feature on convertible long term debt	-	-	-	-	75,000	-	75,000
Shares issued for cash	-	-	10,000	-	10,000	-	10,000
Conversion of short term convertible debt	-	-	3,571	-	10,000	-	10,000
Conversion of short term convertible debt	-	-	4,444	-	8,000	-	8,000
Net loss	-	-	-	-	-	(1,086,060)	(1,086,060)
Balances at November 30, 2011	10	$ -	108,431	$ 1	$ 5,810,851	$ (7,099,392)	$ (1,288,540)
Shares issued for legal services:
on December 10, 2011 at $4.70 per share	-	-	2,500	-	11,750	-	11,750
on January 3, 2012 at $1.00 per share	-	-	5,000	-	5,000	-	5,000
on February 6, 2012 at $4.70 per share	-	-	3,983	-	1,991	-	1,991
on February 14, 2012 at $0.80 per share	-	-	6,000	-	4,800	-	4,800
on December 21, 2012 at $0.70 per share	-	-	10,000	-	7,000	-	7,000
Issued to Indeglia against fees	-	-	75,941	-	78,627	-	78,627
Share based compensation related to options granted during December 2009	-	-	-	-	240,000	-	240,000
Conversion of convertible note payable: Asher	-	-	342,992	4	144,696	-	144,700
Conversion of convertible note payable: Metacomet	-	-	31,136	1	15,991	-	15,992
Conversion of convertible note payable: Magna	-	-	13,889	-	2,500	-	2,500
Extinguished derivative liability	-	-	-	- -	159,631	-	159,631
Net loss	-	-		-	-	(1,531,108)	(1,531,108)

Balances at November 30, 2012	10	-	599,872	$6	$6,482,837	$(8,630,500)	$(2,147,657)
Conversion of convertible note payable: Magna (12/04/12)	-	-	13,889	-	2,500	-	2,500
Conversion of convertible note payable: Magna (12/18/12)	-	-	33,333	1	3,999	-	4,000
Conversion of convertible note payable: Magna (01/17/13)	-	-	33,333	-	2,000	-	2,000
Conversion of convertible note payable: Magna (02/01/13)	-	-	33,333	-	2,000	-	2,000
Conversion of convertible note payable: Asher (08/19/13)	-	-	71,186	-	2,099	-	2,099
Conversion of convertible note payable: Asher (11/19/13)	-	-	1,573,034	16	13,984	-	14,000
Shares issued for compensation	-	-	15,000,000	150	599,850	-	600,000
Shares issued for payables	-	-	785,000	8	11,767	-	11,775
Extinguished derivative liability	-	-	-	-	38,707	-	38,707
Other	-	-	2,885	-	-	-	-
Share based compensation related to options granted	-	-	-	-	240,000	-	240,000
Net Loss	-	-	-	-	-	(1,806,426)	(1,806,426)
Balance at November 30, 2013	10	$ -	18,145,865	$ 181	$ 7,399,743	$(10,436,926)	$(3,037,002)

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

(2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 35,023,424 shares relative to convertible notes (post conversion); and (4) 990,801 shares related to warrants issued with the $37,500 convertible note. At November 30, 2012, the Company’s dilutive securities outstanding consisted of (i) the CEO’s options to purchase shares of common stock (See Note 8) for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 131,643 shares relative to convertible notes (post conversion) and (4) 944 shares related to warrants issued with the $37,500 convertible note. The preceding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

This annual report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

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

(a)           We have filed the following documents as part of this Annual Report on Form 10-K/A:

1.  Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets

Statements of Operations

Statements of Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

2.           Financial Statement Schedules:  None

3.           Exhibits:  See the Exhibit index below

Exhibit No.	Description

23	Consent of Independent Public Accounting firm
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2014

By:	/s/ Daniel Grodnik
Daniel Grodnik
President, Chief Executive Officer, Chairman and Secretary (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Daniel Grodnik
Daniel Grodnik	President, Chief Executive Officer, Chairman and Secretary
April 14, 2014	(Principal Executive Officer and Principal Accounting Officer)