Form 10-Q
period 2014-02-28
Mass Hysteria Entertainment Company, Inc.
filed 2014-04-21
CIK 1388488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 21, 2014, the number of shares of the registrant’s common stock outstanding was 49,638,313.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

(A Development-Stage Company)

Balance Sheets

(Unaudited)

	February 28, 2014	November 30, 2013

ASSETS
CURRENT ASSETS
Cash	$ 2,781	$ 9
Total current assets	2,781	9
OTHER ASSETS
Film costs	2,000	2,000
Total assets	$ 4,781	$ 2,009
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 172,740	$ 137,740
Accrued liabilities	469,322	443,766
Accrued payroll	832,857	742,857
Due to related party	2,860	-
Short-term debt	240,581	237,622
Short-term convertible debt, net of discount of $14,516 and $26,151, respectively	260,906	270,629
Derivative liability	1,013,834	324,020
Deferred revenue	1,000	1,000
Stand ready obligation	250,000	250,000
Convertible debt - related party	453,061	453,061
Total current liabilities	3,697,161	2,860,695
LONG-TERM LIABILITIES
Convertible long-term debt, net of discount of $19,162 and $21,684, respectively	180,838	178,316
Total liabilities	3,877,999	3,039,011
STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.00001 par value; 10,000 shares authorized; 10 issued and outstanding	-	-
Common stock, $0.00001 par value; 2,000,000,000 shares authorized, 41,445,866 and 18,145,865 shares issued and outstanding	414	181
Additional paid in capital	7,673,105	7,399,743
Deficit accumulated during the development stage	(11,546,737)	(10,436,926)
Total stockholders' deficit	(3,873,218)	(3,037,002)
Total liabilities and stockholders' deficit	$ 4,781	$ 2,009

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

(A Development-Stage Company)

Statements of Operations

 (Unaudited)

	For the Three Months Ended		For the period from Inception to February 28, 2014
	February 28, 2014	February 28, 2013
Production Revenues	$ -	$ -	$ 72,500

Operating expenses:
General and administrative	253,087	236,240	5,126,352
Selling expense	-	-	30,573
Impairment of film costs	-	-	93,250
Total operating expenses	253,087	236,240	5,250,175

Operating loss	(253,087)	(236,240)	(5,177,675)

Other income (expense)
Other income	-	-	65,432
Interest expense	(34,928)	(75,211)	(761,562)
Excess fair value of derivative	-	(26,838)	(346,640)
Loss on fair value of derivative liability	(821,796)	-	(569,414)
Gain (loss) on stand-ready guarantee	-	74,868	(200,000)
Total other income (expense)	(856,724)	(27,181)	(1,812,184)

Net Loss	$ (1,109,811)	$ (263,421)	$ (6,989,859)

Net loss per share (basic and diluted)	$ (0.05)	$ (0.39)

Weighted average number of shares outstanding during the period-basic and diluted	22,128,087	669,070

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

 (A Development-Stage Company)

Statement of Stockholders’ Deficit

For the Three Months Ended February 28, 2014

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit During the Development Stage	Total Stockholders' Deficit
	Shares	Par Value	Shares	Par Value
Balance at November 30, 2013	10	$ -	18,145,865	$ 181	$ 7,399,743	$ (10,436,926)	$ (3,037,002)
Conversion of convertible note payable: Asher (02/19/2014)	-	-	1,541,667	15	3,685	-	3,700
Conversion of convertible note payable: Asher (02/20/2014)	-	-	1,041,667	11	2,489	-	2,500
Conversion of convertible note payable: Asher (02/24/2014)	-	-	1,541,667	15	3,685	-	3,700
Conversion of convertible note payable: Ideglia (02/24/2014)	-	-	1,700,000	17	3,825	-	3,842
Conversion of convertible note payable: Asher (02/25/2014)	-	-	775,000	8	1,852	-	1,860
Conversion of convertible note payable: Asher (02/26/2014)	-	-	2,500,000	25	5,975	-	6,000
Conversion of convertible note payable: Metacomet (02/26/2014)	-	-	1,700,000	17	3,996	-	4,013
Share based compensation related to options granted	-	-	-	-	60,000	-	60,000
Shares issued for compensation	-	-	12,500,000	125	55,875	-	56,000
Extinguished derivative liability	-	-	-	-	131,980	-	131,980
Net Loss	-	-	-	-	-	(1,109,811)	(1,109,811)
Balance at February 28, 2014	10	$ -	41,445,866	$ 414	$ 7,673,105	$ (11,546,737)	$ (3,873,218)

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

 (A Development-Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		From Inception to February 28, 2014
	February 28, 2014	February 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,109,811)	$ (263,421)	$ (6,989,859)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	-	219	3,141
Bad debt expense	-	-	31,616
Share-based compensation	116,000	60,000	2,151,735
Loss on settlement of convertible notes	-	-	(14,000)
Impairment of script costs	-	-	93,250
Contributed services	-	-	89,500
Change in fair market value of derivative liability	821,796	(74,868)	569,414
Loss on excess fair value of derivative liability	-	26,838	346,640
Amortization of discount on convertible debt	14,257	61,301	464,991
Loss on default	-	-	65,350
Provision for stand ready obligation	-	-	200,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	(12,211)
Prepaid expenses	-	-	(295)
Accounts payable	35,000	9,753	216,916
Accrued liabilities	32,670	25,910	425,281
Deferred revenue	-	1,000	1,000
Accrued payroll	90,000	103,488	838,711
Bank credit line	-	-	(1,156)
Net cash used in operating activities	(88)	(49,780)	(1,519,976)
CASH FLOWS FROM INVESTING ACTIVITIES
Film costs	-	-	(32,000)
Other assets	-	5,261	1,214
Net cash provided by (used in) investing activities	-	5,261	(30,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Stand ready obligation	-	-	25,000
Proceeds from issuance of convertible debt	-	55,000	632,001
Proceeds from related party	2,860	-	2,860
Proceeds from issuance of convertible debt to related parties	-	-	453,061
Proceeds from issuance of short-term debt	-	-	225,622
Proceeds from sale of commons tock	-	-	214,999
Net cash provided by financing activities	2,860	55,000	1,553,543
Net increase in cash	2,772	10,481	2,781
Cash and equivalents, beginning of period	9	278	-
Cash and equivalents, end of period	$ 2,781	$ 10,759	$ 2,781
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ 800
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt	$ 21,458	$ 10,500	$ 295,296
Shares issued for accounts payable	$ -	$ -	$ 17,775
Cash received under subscription agreement	$ -	$ -	$ 200,000
Stock-based compensation to be issued, included in accrued liabilities, for script development	$ -	$ -	$ 40,000
Common stock issued in lieu of cash payment for script costs	$ -	$ -	$ 23,250

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

 (A Development-Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

To better reflect the Company’s new business plan, on June 25, 2009, MLI changed its name to “Mass Hysteria Entertainment Company, Inc. (“Mass Hysteria” or the “Company”). The Company is an innovative motion picture production company that produces branded young adult film content for theatrical, DVD, and television distribution. The Company’s plan is to produce a minimum of three theatrical films a year that appeal specifically to the youth market.

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

The Company is entering a time of great change in the entertainment business. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals that rely on micro-transactions.  The Company is endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Over the next twelve months, Mass Hysteria plans to create movies that will take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience (the “side-kick™” technology). Our plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. Technology is evolving, too.  Interactive mobile applications are in development by third parties.  The Company expects to license or develop our own mobile applications in the near future, depending on our ability to raise capital and generate traditional sources of revenues.  There are technology and competitive risks associated with interactive mobile devices and theatrical films.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2013 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three months ended February 28, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows.  These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended November 30, 2013.

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At February 28, 2014, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock, for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; , (3) approximately 142,381,475 shares relative to convertible notes (post conversion), and (4) 1,000,000 warrants to purchase common stock. The preceding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company is a development-stage company, has limited available capital, and has limited revenues from intended operations, suffered losses since inception and used cash in operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. We are seeking debt or equity capital to meet our obligations and business needs. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments that might result from these uncertainties. At February 28, 2014, the Company had an accumulated deficit of $11,546,737.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	February 28, 2014	November 30, 2013
Accrued interest	$ 195,861	$ 182,305
Accrued consulting fees	91,000	91,000
Accrued payroll taxes on CEO’s compensation	143,461	134,461
Accrued auto allowances due CEO	39,000	36,000
Total accrued liabilities	$ 469,322	$ 443,766

Accrued interest represents interest on a long-term loan from a related party, and the interest on a short term notes payable to external parties.  Accrued consulting fees are for scriptwriters and a film consultant.

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

Accrued payroll is as follows:

	February 28, 2014	November 30, 2013
Accrued and unpaid compensation due CEO	$ 714,732	$ 624,732
Accrued and unpaid compensation due CFO	118,125	118,125
Total accrued payroll	$ 832,857	$ 742,857

NOTE 5 - BORROWINGS

Short-Term Debt

(A)	Related Parties

On February 28, 2012, the Company’s former Chief Financial Officer made an interest free demand advance of $30,000 to provide working capital, which remains outstanding at February 28, 2014. The Note was recorded at its estimated fair value of $27,778 at the acquisition date, and imputed interest was being accreted to non-cash interest expense to the maturity date, using an 8% interest rate.  No demand for payment has been made and the note remains unpaid.

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

During the three months ended February 28, 2014, the Company incurred and accrued $3,403 in interest expense, respectively, related to this short-term debt. As of February 28, 2014, the Company has accrued a total of $43,300 of interest expense related to these notes.

(B)	Film Finance Agreement

On May 11, 2012, the Company entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide up to $300,000 in equity financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid on June 12, 2012.   While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain casting delays have postponed the commencement date, to a date yet to be determined.  In the event that the motion picture is abandoned, the Company is required to repay CRCP all funds paid to it, plus interest of 12% per annum. On January 25, 2013 the Company received a written notice of termination of agreement from CRCP and has been negotiating a mutual settlement with CRCP.  Accordingly, the Company has included the $100,000 advance within short-term debt until the status of the Picture has been better determined and has accrued interest payable of $20,581 through February 28, 2014.

Through February 28, 2014, the Company has paid cumulative expenses totaling $14,688 in connection with the Picture, which have been recorded within operating expenses.

Short-term Convertible Debt with Ratchet Provisions

(A)	Short-term Convertible Debt

On January 11, 2012, March 1, 2012, May 9, 2012, July 9, 2012, September 14, 2012 and September 28, 2012 the Company borrowed $22,500, $10,000, $32,500, $30,000, $22,500 and $10,000 (for a total of $127,500), from external parties for use as operating capital. See below for additional advances made by this party during the year ended November 30, 2013.  The parties entered into convertible notes payable agreements, which make the Company liable for repayment of the principal and 8% annual interest by the various agreements’ expiration dates which range between October 6, 2012 and June 28, 2013.  If a default is called by the lender (which occurred as noted below) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

On March 18, 2013 the Company received a notice of default from one of the lenders holding a total of $127,500 of short-term convertible debt at that date. Based upon the foregoing, the Company is now in default under the Notes. Demand was made for the immediate payment of $196,050, representing 150% of the remaining outstanding principal balance together with default interest of 22% as provided for in the Notes.

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

On January 14, 2013, the Company issued an 8% convertible promissory note to raise $55,000 in operating capital. The Note matured on October 17, 2013, and any unpaid principal or interest at that date accrued interest at the default rate of 22% annually. The note may be converted into common stock, at 59 percent of market price, at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

On June 12, 2013, the Company issued 8% convertible promissory notes to raise $21,500 in operating capital. This Note matured on March 14, 2014. The note may be converted into common stock, at 45% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. . If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

On October 14, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to pay payables that were owed.  The note has a maturity date of July14, 2014. The note is convertible into shares of our common stock at a conversion price of forty-five percent (45%) of the average of the lowest trading price per share market values during the thirty (30) trading days immediately preceding a conversion date at any time after 180 days from the issuance date until the maturity date. If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

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

As of February 28, 2014, the Company has outstanding principal amounts on convertible debt of $275,322. At the inception of these notes, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on an effective interest method are $14,416 as of February 28, 2014. For the three months ended February 28, 2014, interest expense from accretion of the discount, including converted notes, was $11,735.

Aggregate derivative liabilities associated with remaining convertible notes were $1,013,834 as of February 28, 2014. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a net loss in fair value of derivative liability of $821,796 during the three months ended February 28, 2014.

As of February 28, 2014, the range of inputs used to calculate derivative liabilities noted above were as follows:

	February 28, 2014	November 30, 2013
Annual dividend rate	0.0%	0.0%
Expected life (years)	.01 - .38 years	.01 - .92 years
Risk-free interest rate	.03% - .10%	.03% - .13%
Expected volatility	439.30% - 536.5%	331.50% - 479.40%

 Long-term Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long-term convertible note agreement, which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $16.00 per share. As a result, the Company will be liable to issue up to 12,500 shares common stock upon conversion.  Based on a $22 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the three months ended February 28, 2014, interest expense from accretion of the discount was $2,522, leaving a remaining discount of $19,162.  The discount being amortized approximates the effective interest method over the term of the note.

Former Related Party

At February 28, 2014, the Company has convertible notes totaling $453,061 due to a former affiliate and former significant stockholder of the Company. The notes are convertible into common shares, based on $40 to $80 share price, most of which is at the higher price.  The convertible notes bear interest at 6% per annum and are due May 31, 2015.   As of February 28, 2014, the Company has accrued $116,007 of interest expense related to these notes.

NOTE 6 – SUBSEQUENT EVENTS

On March 4, 2014, Coral Ridge Capital Partners, LLC filed an action against the Company in the Superior Court for Los Angeles County, Los Angeles, CA, seeking to recover the $100,000 in production funding advanced to the Company, plus interest and attorneys’ fees.  The Company has retained legal counsel in connection with the action and has already reserved $120,000 in short-term liabilities for this action.

On March 4, 2014, the Company entered into a series of Agreements with Iconic Holdings, LLC pursuant to which (1) Iconic agreed to invest a total of $25,000 in the Company pursuant to a convertible promissory note in that amount, subject to an original issue discount of $5,000 to cover due diligence and legal costs, resulting in a net to the Company of $20,000; and (2) to acquire a portion of an outstanding $200,000 principal amount loan from the current holder.  The new note issued to Iconic is a 12 month note dated February 24, 2014, but not funded until March 4, 2014, bearing interest at 10% and convertible into common stock at any time at the election of the holder at the lower of $0.001 per share or 50% of the lowest trading price of the common stock during the 20 consecutive trading days prior to the conversion election.  Iconic also acquired $50,000 in principal amount of the outstanding $200,000 note from a current debt holder with an option to acquire an additional $50,000 in principal of that same note

On March 24, 2014, the Company entered into a series of Agreements with LG Capital Funding, LLC pursuant to which (1) LG Capital agreed to invest a total of $26,500 in the Company pursuant to a convertible promissory note in that amount, subject to an original issue discount of $1,500 to cover due diligence and legal costs, resulting in a net to the Company of $25,000; and (2) to acquire a portion of an outstanding $200,000 principal amount loan from a current debt holder.  The new note issued to LG Capital is a 12 month note dated March 24, 2014, bearing interest at 10% and convertible into common stock at any time after six months from the date of issue, at the election of the holder, at 50% of the lowest closing bid price of the common stock during the 15 consecutive trading days prior to the conversion election.  LG Capital also agreed to acquire up to $100,000 in principal and $5,000 in accrued interest on the outstanding $200,000 note, in payments of $42,500 made at closing on March 24, 2014, and two subsequent installments of $31,500 each 45 days after the prior payment.  In the event that LG Capital does not make the subsequent installment payments, the original note remains in full effect in the then reduced principal amount.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2014.

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

 We intend to outsource the building and testing of the App that will allow audiences to interact, via their handset, between the theatrical movies, other audience members and a cloud server. The nature of the interaction involves social connectivity, conversation between audience members’ narrative extensions, in-experience gaming and content acquisition. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture -- together these three technologies, named SideKick™, will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience.

We also intend to enter into negotiations with leading entertainment companies with similar objectives and technologies relating to the creation and exhibition of an interactive viewing experience, with the objective of exploring possible joint ventures and mergers to combine synergies and expertise in the interactive area.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2013

We had no revenue for the three months ended February 28, 2014 and 2013.  The lack of revenue in both periods is due to the establishing and operationalization of our business plan.  As we begin to meet our business plan goals, we expect to generate revenue in the future. In the period from August 5, 2009 ("Inception") to date, we have assembled our management team, developed its intellectual property, and are continuing to implement our marketing and merchandising strategies.  We are endeavoring to be a company at the forefront of creating new revenue streams as they relate to the motion picture experience. Mass Hysteria intends to create movies that take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Our plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. We expect to license or develop our own mobile applications in the near future, depending on our ability to raise capital and generate traditional sources of revenues.

For the three months ended February 28, 2014, we had general and administrative expenses of $253,087; interest expense of $34,928, and loss in fair value of derivative liability of $821,796.  For the three months ended February 28, 2013, we had general and administrative expenses of $236,240; interest expense of $75,211, excess fair value of derivative of $26,838, and gain in fair value of derivative liability of $74,868. Whereas general and administrative expenses are relatively consistent period over period, interest expense is a function of debt issued and accretion of discounts recognized that are unique to the period based on borrowings. In addition, the change in fair value of derivative liabilities changes period to period based on changing variables included in the Black Scholes option pricing model including the stock price on the day of valuation and the related effective conversion price.

We had a net loss of $1,109,811, for the three months ended February 28, 2014, as compared to a net loss from of $263,421, for the three months ended February 28, 2013. The primary reason for the increased net loss is due to the loss on fair value of derivative liability noted above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $4,781 as of February 28, 2014, consisting of $2,781 in cash, and $2,000 in capitalized film costs. We had a working capital deficit of $3,694,380.

We had total liabilities of $3,877,999 as of February 28, 2014, consisting of current liabilities, which included $172,740 of accounts payable; accrued liabilities of $469,322, accrued payroll of $832,857; related party advances of $2,860, short-term debt of $240,581; short-term convertible debt of $260,906 in stand ready obligation of $250,000, derivative liability of $1,013,834, convertible debt with a balance of $453,061, and convertible long-term debt of $180,838.

We had a total stockholders’ deficit of $3,873,218 as of February 28, 2014, and an accumulated deficit as of February 28, 2014 of $11,546,737.

We had $88 in net cash used in operating activities for the three months ended February 28, 2014, which included $1,109,811 in net loss, offset by $116,000 in share-based compensation, $14,257 in amortization of discount on short-term debt, and changes in operating assets and liabilities totaling $157,670. We also had an $821,796 change in fair value of derivative liability. We had $2,860 provided by financing activities from related party advances.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern in our most recent annual filing.

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

(b)   Changes in internal control over financial reporting. During the quarter ended February 28, 2014 we retained the services of an outside services firm to assist with closing of our books and records, and prepare our quarterly and annual filings with the SEC. This firm was not engaged for enough time during the period ended February 28, 2014 to have a material effect on our internal controls over financial reporting, but we anticipate that they will in future periods.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None during the quarter ended February 28, 2014.  See Subsequent Events, Footnote 6.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 5 of our Annual Report on Form 10-K for the year ended November 30, 2013 filed March 13, 2014 and amended by filing on April 14, 2014.
2.

During the quarter ended February 28, 2014, we issued an aggregate of 7,400,001 shares, 1700,000 shares, and 1,700,000 shares of common stock upon conversion of the May 9, 2012, September 28, 2012, and December 21, 2012 convertible notes respectively. The aggregate principal and interest amount of this note that was converted was $25,614. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Item No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	.
32.1	Section 1350 Certification of Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 21, 2014	Mass Hysteria Entertainment Company, Inc.

	By:	/s/ Daniel Grodnik
Daniel Grodnik
President, Chief Executive Officer, Chairman and Secretary (Principal Executive Officer and Principal Accounting Officer)