Form 10-Q
period 2014-05-31
Mass Hysteria Entertainment Company, Inc.
filed 2014-07-21
CIK 1388488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-53739

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3107499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2920 W. Olive Avenue, Suite 208 Burbank, CA 91505 (Address of principal executive offices)

Issuer’s telephone number:  (818) 459-8200

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 14, 2014, the number of shares of the registrant’s common stock outstanding was 57,064,457.

  TABLE OF CONTENTS

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

Balance Sheets

(Unaudited)

	May 31, 2014	November 30, 2013

ASSETS
CURRENT ASSETS
Cash	$ 48,631	$ 9
Total current assets	48,631	9
OTHER ASSETS
Deposits	1,200	-
Prepaid expenses	5,000	-
Film costs	4,500	2,000
Total assets	$ 59,331	$ 2,009
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 170,504	$ 137,740
Accrued liabilities	360,244	443,766
Accrued payroll	922,857	742,857
Short-term debt	243,572	237,622
Short-term convertible debt, net of discount of $741,270 and $26,151, respectively	315,672	270,629
Derivative liability	1,874,779	324,020
Deferred revenue	1,000	1,000
Stand ready obligation	250,000	250,000
Convertible debt - related party	-	453,061
Total current liabilities	4,138,628	2,860,695
LONG-TERM LIABILITIES
Convertible long-term debt, net of discount of $7,761 and $21,684, respectively	100,239	178,316
Total liabilities	4,238,867	3,039,011
STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.00001 par value; 10,000 shares authorized; 10 issued and outstanding	-	-
Common stock, $0.00001 par value; 2,000,000,000 shares authorized, 54,593,869 and 18,145,865 shares issued and outstanding	546	181
Additional paid-in capital	7,821,310	7,399,743
Accumulated deficit	(12,001,392)	(10,436,926)
Total stockholders' deficit	(4,179,536)	(3,037,002)
Total liabilities and stockholders' deficit	$ 59,331	$ 2,009

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Production Revenues	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	212,690	201,611	465,777	437,852
Total operating expenses	212,690	201,611	465,777	437,852

Operating loss	(212,690)	(201,611)	(465,777)	(437,852)

Other income (expense)
Interest expense	(120,436)	(129,225)	(155,364)	(269,786)
Excess fair value of derivative	(3,029,106)	(65,350)	(3,029,106)	(26,838)
Gain on fair value of derivative liability	2,241,594	-	1,419,798	-
Gain on extinguishment of convertible note	665,983	-	665,983	-
Gain (loss) on stand-ready guarantee	-	(1,334)	-	73,534
Total other income (expense)	(241,965)	(195,909)	(1,098,689)	(223,090)

Net Loss	$ (454,655)	$ (397,520)	$ (1,564,466)	$ (660,942)

Net loss per share (basic and diluted)	$ (0.01)	$ (0.56)	$ (0.04)	$ (0.96)

Weighted average number of shares outstanding during the period-basic and diluted	49,974,480	713,807	36,204,286	691,684

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	May 31, 2014	May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,564,466)	$ (660,942)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	-	437
Share-based compensation	176,000	120,000
Change in fair market value of derivative liability	(1,419,798)	(73,534)
Loss on excess fair value of derivative liability	3,029,106	26,838
Amortization of discount on convertible debt	101,286	175,495
Gain on extinguishment of convertible notes	(665,983)	-
Loss on default	-	65,350
Changes in operating assets and liabilities:
Deposits	(1,200)	-
Prepaid expenses	(5,000)	-
Accounts payable	32,766	23,276
Accrued liabilities	86,911	52,941
Deferred revenue	-	208,884
Accrued payroll	180,000	1,000
Net cash used in operating activities	(50,378)	(60,255)
CASH FLOWS FROM INVESTING ACTIVITIES
Film costs	(2,500)	-
Other assets	-	5,261
Net cash provided by (used in) investing activities	(2,500)	5,261
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	101,500	55,000
Net cash provided by financing activities	101,500	55,000
Net increase in cash	48,622	6
Cash and equivalents, beginning of period	9	278
Cash and equivalents, end of period	$ 48,631	$ 284
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt	$ 55,884	$ 10,500
Accounts payable converted to convertible note	$ 30,000	$ -

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

Michael Lambert, Inc. (“MLI”) was incorporated in Nevada on November 2, 2005.  MLI was in the business of manufacturing handbags, but ceased operations in June 2009. To better reflect the Company’s new business plan, on June 25, 2009, MLI changed its name to Mass Hysteria Entertainment Company, Inc. (“Mass Hysteria” or the “Company”). The Company is an innovative motion picture production company that produces branded young adult film content for theatrical, DVD, and television distribution.

On August 5, 2009 (date of “Inception” for financial reporting purposes), Daniel Grodnik was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. Mr. Grodnik has worked in the movie industry for more than thirty years. He has served as the Chairman and CEO of the National Lampoon, a publicly-traded entertainment company. On August 5, 2009, pursuant to the terms of a stock purchase agreement, an affiliate of Mr. Grodnik purchased a total of 7,985 shares of issued and outstanding common stock of The Company from Belmont Partners. At this time, Belmont Partners’ designee was the sole officer and director of the Company.  In addition to the shares sold by Belmont Partners, the Company also issued 42,015 shares to Mr. Grodnik and certain affiliated parties in connection with the change of control (the “Control Group”). The total of 50,000 shares were issued to, or purchased by, Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control by the Company was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis. There were no assets significant acquired by the Company shareholders upon the change in control, which would have been recorded at fair value.

The Company is entering a time of great change in the entertainment business. The motion picture business has had four significant revenue streams (theatrical, home video, cable and broadcast) since the early 1980's. Today, home video is in decline and new profit centers are opening up such as video-on-demand and internet portals that rely on micro-transactions.   Mass Hysteria plans to create movies that will take advantage of traditional revenue streams that are still viable, and at the same time, avail itself of those revenue streams that will define new media's involvement in the film business. The Company has developed a mobile application that allows the user to interact with the film in live time. This could be a revenue source for the Company depending on our ability to raise capital and generate interest in the experience.  There are technology and competitive risks associated with interactive mobile devices and theatrical films.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2013 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three and six months ended May 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

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

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At May 31, 2014, the Company’s dilutive securities outstanding consisted of (1) 6,768 shares relative to convertible notes to a related party expected to be issued beginning in February 2015; (2) approximately 1,041,993,699 shares relative to convertible notes, and (3) 1,000,000 warrants to purchase common stock. The preceding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, however the Company chose to adopt these pronouncements early during the quarter ended May 31, 2014.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited available capital, and has limited revenues from intended operations, suffered losses since inception and used cash in operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. We are seeking debt or equity capital to meet our obligations and business needs. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments that might result from these uncertainties. At May 31, 2014, the Company had an accumulated deficit of $12,001,392.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	May 31, 2014	November 30, 2013
Accrued interest	$ 90,947	$ 182,305
Accrued consulting fees	91,000	91,000
Accrued payroll taxes on CEO’s compensation	152,462	134,461
Accrued auto allowances due CEO	25,835	36,000
Total accrued liabilities	$ 360,244	$ 443,766

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

Accrued payroll is as follows:

	May 31, 2014	November 30, 2013
Accrued and unpaid compensation due CEO	$ 804,732	$ 624,732
Accrued and unpaid compensation due CFO	118,125	118,125
Total accrued payroll	$ 922,857	$ 742,857

NOTE 5- BORROWINGS

Short-Term Debt

(A)	Related Parties

On May 31, 2012, the Company’s former Chief Financial Officer made an interest free demand advance of $30,000 to provide working capital, which remains outstanding at May 31, 2014. The Note was recorded at its estimated fair value of $27,778 at the acquisition date, and imputed interest was being accreted to non-cash interest expense to the maturity date, using an 8% interest rate.  No demand for payment has been made and the note remains unpaid.

On July 13, 2010, March 22, 2012 and October 25, 2012, the Company borrowed $60,000, $50,000 and $10,000, respectively, from a shareholder for use as operating capital.  On September 12, 2012, the Company, the shareholder and an external party entered into an Assignment Agreement whereby the external party agreed to assume $30,000 of the $60,000 July 13, 2010 debt in exchange for a 8% convertible note maturing October 24, 2013 (see Short-term Convertible Debt with Ratchet Provisions noted below).  The due date on the remaining balance of $30,000 of the $60,000 advance was extended to December 31, 2013 and bears interest at the rate of 15% per annum; the due date of the $50,000 advance was March 7, 2013 and it bears interest at the rates of 15% per annum through March 7, 2013 and 18% per annum interest thereafter if the repayment date is extended; and the $10,000 advance is payable on demand at an interest rate of 15% per annum.

During the six months ended May 31, 2014, the Company incurred and accrued $6,848 in interest expense, respectively, related to this short-term debt. As of May 31, 2014, the Company has accrued a total of $46,745 of interest expense related to these notes.

B)	Film Finance Agreement

On May 11, 2012, the Company entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide $300,000 in equity financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid on June 12, 2012.   While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain casting delays postponed the commencement date. On January 25, 2013 the Company received a written notice of termination of agreement from CRCP. The termination was detrimental to the funding process; regardless, the Company continued to work diligently over the next 18 months to put the film into production. Ultimately, the Company determined that the film was not able to be financed without the Coral Ridge equity contribution and abandoned the project. Accordingly, the Company has included the $100,000 advance within short-term debt and has accrued interest payable of $23,572 through May 31, 2014.  The Company is engaged in settlement discussions regarding any amounts due and an arbitration proceeding is scheduled for August 2014.

Through May 31, 2014, the Company has paid cumulative expenses totaling $14,688 in connection with the Picture, which have been recorded within operating expenses.

Short-term Convertible Debt with Ratchet Provisions

(A)	Short-term Convertible Debt

On March 1, 2012, May 9, 2012, July 9, 2012, September 14, 2012 and September 28, 2012 the Company borrowed $10,000, $32,500, $30,000, $22,500 and $10,000 (for a total of $105,000), from external parties for use as operating capital. See below for additional advances made by this party during the year ended November 30, 2013.  The parties entered into convertible notes payable agreements, which make the Company liable for repayment of the principal and 8% annual interest by the various agreements’ expiration dates which range between October 6, 2012 and June 28, 2013.  If a default is called by the lender (which occurred as noted below) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. A portion of the notes has been converted and, as of May 31, 2014, approximately $87,000 in principal and interest remain outstanding.

On March 18, 2013 the Company received a notice of default from one of the lenders holding a then total of $131,200 of short-term convertible debt. Based upon the foregoing, the Company is now in default under the Notes. Demand was made for the immediate payment of $196,050, representing 150% of the then remaining outstanding principal balance together with default interest of 22% as provided for in the Notes. A portion of the notes has been converted and, as of May 31, 2014, approximately $160,000 in principal and interest remain outstanding.

During December 2012, the Company issued an 8% convertible promissory note to raise $40,000 to pay legal services owed. The Note matured on September 21, 2013, and any unpaid principal or interest at that date accrues interest at the default rate of 22% annually. The note may be converted into common stock, at 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion, at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. A portion of the notes has been converted and, as of May 31, 2014, approximately $41,000 in principal and interest remain outstanding.

On January 14, 2013, the Company issued an 8% convertible promissory note to raise $55,000 in operating capital. The Note matured on October 17, 2013, and any unpaid principal or interest at that date accrued interest at the default rate of 22% annually. The note may be converted into common stock, at 50% of market price, at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

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

On October 14, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to pay payables that were owed.  The note has a maturity date of July 14, 2014. The note is convertible into shares of our common stock at a conversion price of forty-five percent (45%) of the average of the lowest trading price per share market values during the thirty (30) trading days immediately preceding a conversion date at any time after 180 days from the issuance date until the maturity date. If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

On February 24, 2014, the Company issued a 10% convertible promissory note in the aggregate principal amount of $25,000.  The note has a maturity date of February 24, 2015. The note is convertible into shares of our common stock at a conversion price of the lesser of $0.001 or fifty percent (50%) of the lowest trading day price during the twenty (20) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

On March 1, 2014, the Company issued a 8% convertible promissory note in the aggregate principal amount of $30,000 to pay payables that were owed.  The note has a maturity date of March 31, 2015. The note is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the lowest closing price per share during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

On March 24, 2014, the Company issued a 10% convertible promissory note in the aggregate principal amount of $26,500.  The note has a maturity date of March 24, 2015. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest closing bid during the fifteen (15) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

On May 16, 2014, the Company issued a 10% convertible promissory note in the aggregate principal amount of $50,000.  The note has a maturity date of May 16, 2015. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest closing bid during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default.

The Company discounts the notes by the fair market value of the derivative liability upon inception of each note. These discounts are accreted back to the face value of the notes over the note term using the effective interest method.

Former Related Party Debt

At February 28, 2014, the Company had convertible notes totaling $453,061 due to a former affiliate of the Company. The notes were convertible into common shares, based on $40 to $80 share price, most of which is at the higher price.  The convertible notes bore interest at 6% per annum and were due May 31, 2015.   The Company had accrued $120,921 of interest expense related to these notes. On May 19, 2014, the former related party sold the four notes to an unrelated third party in a private transaction, and the total outstanding principal and interest were restated in a new single note with the new third party for the principal amount of $573,982 due May 16, 2015, convertible at 50 percent of the lowest bid price for the stock during the 10 prior trading days. The extinguishment of the original notes and entering into the new note constituted a extinguishment of the old notes due to substantially different terms.  Accordingly, the Company recognized a gain on extinguishment of convertible debt of $573,982.  The new note is considered fully discounted upon inception and includes a derivative liability due to the variability of the conversion feature.  The Company recorded a day one loss on excess fair value of derivative liability of $1,292,470.

(B)	Determination of Derivative Liability

The Company calculated the derivative liabilities using the Black-Scholes pricing model for each note upon inception and recorded the fair market value of the derivative liability as a discount to the note. When a derivative liability associated with a convertible note is in excess of the face value of the convertible note, the excess of fair value of derivative is charged to the statement of operations.

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

As of May 31, 2014, the Company has outstanding principal amounts on convertible debt of $1,056,942. At the inception of these notes, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on an effective interest method are $741,270 as of May 31, 2014. For the six months ended May 31, 2014, interest expense from accretion of the discount, including converted notes, was $101,286.

Aggregate derivative liabilities associated with remaining convertible notes were $1,874,779 as of May 31, 2014. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a net gain in fair value of derivative liability of $1,419,798 during the six months ended May 31, 2014.

As of May 31, 2014, the range of inputs used to calculate derivative liabilities noted above were as follows:

	May 31, 2014	November 30, 2013
Annual dividend rate	0.0%	0.0%
Expected life (years)	.01 – 1.01 years	.01 - .92 years
Risk-free interest rate	.03% - .11%	.03% - .13%
Expected volatility	439.30% - 536.5%	331.50% - 479.40%

 Long-term Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long-term convertible note agreement, which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $16.00 per share. As a result, the Company will be liable to issue up to 12,500 shares common stock upon conversion.  Based on a $22 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the six months ended May 31, 2014, interest expense from accretion of the discount was $7,313, leaving a remaining discount of $14,372.  The discount being amortized approximates the effective interest method over the term of the note.

On February 24, 2014, the holder of the $200,000 note agreed to sell up to $100,000 in principal of the convertible note to an unrelated third party, with $50,000 of principal to be acquired at that time, and an additional $50,000 in principal to be acquired on or before May 14, 2014. The Company agreed to restate that portion of the original note party in a new convertible note due February 25, 2015 with interest due at maturity at 10 percent, and convertible at the election of the holder into common stock at the lower of $0.01 or fifty percent of the lowest trading price of the stock for the previous 20 consecutive trading days.  The same third party also invested an additional $26,000 in a new promissory note, on the same terms and both transactions closed in March 2014.  Due to the change in the terms of the replacement note, for accounting purposes only, the partial purchase of the note has been treated as the payment of that portion of the old note and the issuance of a new note for the new principal amount.  The second installment purchase of an additional $50,000 in principal of the original note was not exercised by May 14, 2014 and by the date of these financial statements.

On March 24, 2014, a second unrelated party agreed with the original note holder of the $200,000 note to purchase up to $100,000 in note principal and $5,000 in accrued interest and also agreed to invest an additional $26,500 in the Company.  Under the terms of the agreement, the third party agreed to purchase the $105,000 in principal and accrued interest in three installments, with $42,000 due at signing, $31,500 due 45 days thereafter, and a final $31,500 due 45 days after the second installment payment. The Company agreed to restate the portion of the original note acquired by the third party and to issue a new convertible note in the amounts of $42,000, due March 24, 2015, with interest due at maturity at 10 percent, and convertible at the election of the holder into common stock at fifty percent of the lowest closing bid price of the stock for the previous 15 consecutive trading days.  Due to the substantial change in the terms of the replacement note, for accounting purposes only, the partial purchase of the note has been treated as an extinguishment of that portion of the old note and the issuance of a new note for the new principal amount.  The actual closing and funding of the initial transaction occurred on May 4, 2014.The second installment purchase of an additional $31,500 in principal of the original note accordingly was due on June 16, 2014, but was not made by the date of these financial statements.

As a result of the two purchase transactions, the balance of the $200,000 in original principal amount of the note has been reduced to $108,000 and continues to be held by the original holder along with a remaining discount of $7,761, on the original terms.

Note 6 - STOCKHOLDER'S DEFICIT

During the six months ended May 31, 2014, approximately $56,000 of convertible debt and related accrued interest thereon was converted into 23,948,004 shares common of stock.  In connection with those conversions, approximately $190,000 was recorded to additional paid-in capital for extinguishment of derivative liabilities related to these conversions. See Note 5 relating to outstanding debt and derivative liabilities.

During the six months ended May 31, 2014, the Company recognized stock compensation expense of $56,000 through the issuance of 12.5 million shares to various parties.  In addition, the Company recognized $120,000 in stock-based compensation related to stock options previously issued.

Note 7 - SUBSEQUENT EVENTS

Subsequent to May 31, 2014, the Company continued to convert its outstanding debt into common shares of the Company through the issuance of approximately 2.5 million shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2014.

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

In connection with the Change of Control, we changed our name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan.  We are now a multi-media entertainment company created to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution with an interactive component for commercial, documentary and educational film market.  Our plan has been to eventually produce a minimum of two original interactive theatrical films annually, and also create a second screen (mobile) experience for non-Mass Hysteria films.  In addition, we intend to continue creating traditional film and television projects.

Plan of Operations

We are a company without significant sources of revenue and require additional capital to operate; and consequently we are subject to the risks associated with such companies, including the uncertainty of the Company’s technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations and dependence on key personnel. To achieve successful operations, the Company will require additional capital to finance the acquisition of film properties and their attendant costs, further development of our interactive technology, marketing and the creation and rendering of second screen content for original and repurposed movies for interactivity. No assurance can be given as to the timing or ultimate success of obtaining future funding.

Over the next twelve months, Mass Hysteria hopes to develop at least one short-film to be interactive with a custom built application (“App”) and beta test it with a live audience.

 The App will allow audiences to interact, via their handset, with theatrical movies. We believe the App will provide a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience. We have recently agreed to end our relationship with our software development group to develop the App under the name SideKick™ and instead expect to retain a new software developer to assist in developing the software under our own trade name in the near future.

During the quarter, we have also shifted our focus toward new television and film projects. To that end, we are in preliminary discussions with Lionsgate Television to produce a new TV reality series.  We are also involved as an executive producer on a new film being financed by a Emmet/Furla Productions. It was announced at the recent Cannes Film Festival that Robert DeNiro has agreed to play a role in the film. The film doesn't yet have a start date.  Both these projects are in the development stage, meaning there is no revenue being generated to the company until (or if ever) they are set for production.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED MAY 31, 2013

We had no revenue for the three and six months ended May 31, 2014 and 2013.  The lack of revenue in both periods is due to the establishing and operationalization of our business plan.  As we begin to meet our business plan goals, we expect to generate revenue in the future. In the period from August 5, 2009 ("Inception") to date, we have assembled our management team, developed its intellectual property, and are continuing to implement our marketing strategies.   Mass Hysteria intends to create movies that take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Our plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. We expect to license and further develop our own mobile applications in the future, depending on our ability to raise capital and/or generate additional sources of revenues.

For the three months ended May 31, 2014, we had general and administrative expenses of $212,690; interest expense of $120,436, excess fair value of derivative of $3,029,106, gain in fair value of derivative liability of $2,241,594, and gain on extinguishment of convertible notes of $665,983.  For the three months ended May 31, 2013, we had general and administrative expenses of $201,611; interest expense of $129,225, excess fair value of derivative of $65,350, and loss on stand ready guarantee of $1,334. Whereas general and administrative expenses are relatively consistent period over period, interest expense is a function of debt issued and accretion of discounts recognized that are unique to the period based on borrowings. In addition, the change in fair value of derivative liabilities changes period to period based on changing variables included in the Black Scholes option pricing model including the stock price on the day of valuation and the related effective conversion price.

We had a net loss of $454,655, for the three months ended May 31, 2014, as compared to a net loss from of $397,520, for the three months ended May 31, 2013. The primary reason for the increased net loss is due to the loss on excess fair value of derivative liability noted above.

For the six months ended May 31, 2014, we had general and administrative expenses of $465,777; interest expense of $155,364, excess fair value of derivative of $3,029,106, gain in fair value of derivative liability of $1,419,798, and gain on extinguishment of convertible notes of $665,983.  For the six months ended May 31, 2013, we had general and administrative expenses of $437,852; interest expense of $269,786, excess fair value of derivative of $26,838, and gain on stand ready guarantee of $75,534. Whereas general and administrative expenses are relatively consistent period over period, interest expense is a function of debt issued and accretion of discounts recognized that are unique to the period based on borrowings. In addition, the change in fair value of derivative liabilities changes period to period based on changing variables included in the Black Scholes option pricing model including the stock price on the day of valuation and the related effective conversion price.

We had a net loss of $1,564,466, for the six months ended May 31, 2014, as compared to a net loss from of $660,942, for the six months ended May 31, 2013. The primary reason for the increased net loss is due to the loss on excess fair value of derivative liabilities noted above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $59,331 as of May 31, 2014, consisting of $48,631 in cash, $1,200 in lease deposits, $5,000 in prepaid expenses, and $4,500 in capitalized film costs. We had a working capital deficit of $4,089,997.

We had total liabilities of $4,238,867 of May 31, 2014, consisting of current liabilities, which included $170,504 of accounts payable; accrued liabilities of $360,244; accrued payroll of $922,857; short-term debt of $243,572; short-term convertible debt, net of discount of $315,672; ,a stand ready obligation of $250,000; derivative liability of $1,874,779; and convertible long-term debt of $100,239 net of discount.

We had a total stockholders’ deficit of 4,179,536 as of May 31, 2014, and an accumulated deficit as of May 31, 2014 of $12,001,392.

We had $50,378 in net cash used in operating activities for the six months ended May 31, 2014, which included $1,564,466 in net loss, offset by $176,000 in share-based compensation, $101,286 in amortization of discount on short-term debt, and changes in operating assets and liabilities totaling $293,477. We also had a $1,419,798 change in fair value of derivative liability, gain on extinguishment of convertible notes of $665,983, and a loss on excess of derivatives of $3,029,106. We had $2,500 used by financing activities for film costs. We had $101,500 provided by financing activities from proceeds from convertible debt.

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

(b)   Changes in internal control over financial reporting. During the quarter ended May 31, 2014 we retained the services of an outside services firm to assist with closing of our books and records, and prepare our quarterly and annual filings with the SEC. This firm was not engaged for enough time during the period ended May 31, 2014 to have a material effect on our internal controls over financial reporting, but we anticipate that they will in future periods.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None during the quarter ended May 31, 2014 except for the referenced arbitration proceeding regarding the Coral Ridge agreement, scheduled for August, 2014.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 5 of our Annual Report on Form 10-K for the year ended November 30, 2013 filed March 13, 2014 and amended by filing on April 14, 2014.
2.

During the quarter ended May 31, 2014, we issued 13,148,003 shares of common stock upon conversion of convertible notes.. The aggregate principal and interest amount of this note that was converted was $30,270. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None during the quarter.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None

The following exhibits are filed as part of this quarterly report on Form 10-Q:

31.1

Rule 13a-14(a)/15d-a4(a) Certification of Chief Executive and Chief Financial Officer

31.2

Section 1350 Certification of Chief Executive and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 21, 2014	Mass Hysteria Entertainment Company, Inc.

	By:	/s/ Daniel Grodnik
Daniel Grodnik, Chief Executive and Financial Officer