Form 10-K
period 2014-11-30
Mass Hysteria Entertainment Company, Inc.
filed 2015-03-17
CIK 1388488

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

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

          Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 12, 2015 was approximately $390,000.  The aggregate market value was computed by using the closing price of the common stock as of that date on the OTC Markets. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 12, 2015, 4,910,989,089 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

i

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED NOVEMBER 30, 2014

PART I

 ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Until August 5, 2009 we manufactured handbags. On August 5, 2009, pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik (our current Chief Executive Officer) and affiliated parties purchased a total of 7,985 shares of our issued and outstanding common stock (the “Change of Control”). This constituted majority control of the Company.  In addition to the shares purchased, we also issued 42,015 shares to Daniel Grodnik and certain affiliated parties in connection with the Change of Control.  The total of 50,000 shares issued to Daniel Grodnik and the affiliated parties represented 74.6% of the shares of outstanding common stock of the Company as of that date.  Mr. Grodnik has remained our Chief Executive Officer and controlling shareholder since that date.

In connection with the Change of Control, we changed our name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan.  We are now a multi-media entertainment company created to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution for commercial, documentary and educational film market.  In addition, we intend to continue developing multi-screen entertainment solutions.

Our executive offices are located at 2920 W. Olive Avenue, Suite 208, Burbank, CA 91505. Our telephone number at our executive office is (818) 459-8200.

Industry Overview

The film business has a high profile among consumers worldwide which can be leveraged for ancillary revenue, marketing and promotional activities.  While new technologies continue to expand the revenue and profit potential of motion pictures, the film entertainment industry has proven to be relatively resistant to the economic cycles that adversely affect other businesses, resulting in multi-billions in annual revenue dollars.  We are engaged in the development, financing, and production phases of the film and television industries.

Production Process

The process begins with the development of a screenplay or teleplay. During the development phase, the studio engages writers to draft and revise the screenplay and begins to obtain commitments from a director and principal cast. These steps, called packaging, are necessary to ascertain the value of a project prior to financing. Once a value is established, the producer is than able to create a funding plan to "greenlight" (i.e., approve) the film for production.  A proposed production schedule and budget may also be prepared during this phase.

In recent years, independent film companies have been able to attract top-level talent because the large studios are more interested in creating “tent-pole” franchise films such as the Marvel movies. This focus away from the smaller, character driven drama or thriller has created opportunity for independent producers such as Mass Hysteria, that has the experience and deal-flow, to attract cutting edge filmmakers with an eye toward producing star driven, theatrical movies. In addition, Mass Hysteria has the skill-set and access to the crews needed to produce films for substantially less than a large studio, including lower development and overhead costs. This adds up to Mass Hysteria being able to take creative risks that don’t rely on franchises, sequels and formulaic approaches which can very attractive for filmmakers and stars.

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

About 4-6 months after theatrical release is the VOD / DVD release.  Distributors receive wholesale prices on product that is sold directly to consumers from retail outlets such as Wal-Mart and Best Buy and earn a percentage of rental income from chains such as Blockbuster and Netflix.  Related costs for advertising, duplication, packaging, mastering and shipping typically run about 35% of distributor’s revenue.  The DVD “street date” and the pay-per-view window are concurrent.

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

Our Business

Initially, we were an entertainment company created to produce feature films for theatrical, DVD, VOD and television distribution with an interactive component for the commercial, documentary and educational film market. Our mission was to bring multi-screen engagement to the theatrical motion picture venue.  Eventually, we would like to create interactive theatrical films annually, and also create a second screen (mobile) experience for currently produced non-interactive films. We may also license our IP to other film companies that wish to create interactive entertainment.   . As a small company, we do not presently have the resources or manpower to actively pursue these verticals so we are entertaining discussions with sources outside the Company to help us build out this business.

In August of 2014, Mass Hysteria Entertainment shifted its’ primary focus from a Company engaged in creating interactive cinema to a film finance and production entity. The change came about because the Company wasn’t earning any revenue from interactive and we felt the Company needed to put itself on a faster track toward cash-flow.  We completed our first deal sixty days later by structuring a transaction to co-fund a feature film entitled, “Daughter Of God,” starring Keanu Reeves.  Mass Hysteria arranged for an investment in the film of

$500,000 (five-hundred thousand dollars) from an independent funding source, which advanced the funds to the Company in exchange for a convertible promissory note in the principal amount of $505,000 incurring 8% per annum, and Warrants to acquire 1,262,500,000 shares of our common stock at a warrant exercise price of $0.0003, exercisable for a five year term. For this investment we will receive 6.65% of the profits from the film and the funding source, operating as Remark Pictures, will receive 6.65 percent of the profits.

In the fourth quarter of 2014, the Company was involved a second motion picture titled “Bus 657” starring Robert DeNiro. Both Bus 657 and Daughter of God will be theatrically released in the United States through Lionsgate’s action label, Grindstone Entertainment.

The Company develops projects from the ground up as well as looking at late-stage packages that are in need of either debt or equity capital to commence principal photography. Mass Hysteria is also interested in providing “finishing funds,” and bridge financing.  When providing capital for outside packages, the Company analyzes the foreign sales estimates based on the star value, localized tax incentives, bank and debt financing, and upside potential plus 20% interest on the equity and 12.5% interest on debt. In each film we arrange funding on, we expect we will be paid a fee plus a percentage of the profits.

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

Intellectual Property Rights. Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation and/or the Royal Canadian Mounted Police with the possibility of criminal prosecution.  Under the copyright laws of Canada and the United States, copyright in a motion picture is automatically secured when the work is created and "fixed" in a copy. We intend to register our copyrights.  Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Registration with the appropriate office establishes a public record of the copyright claim.

Censorship. An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under its Code and Rating Administration. The film distributor generally submits its film to the Administration for a rating, a practice we plan to follow.  We intend that all our branded content will carry a rating no greater than PG13.

Labor Laws.  Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who we intend to be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis and may have state and governmental regulations that we must comply with.

Employees

As of November 30, 2014, we employed one person, our Chief Executive Officer and director, Daniel Grodnik. Accordingly, Mr. Grodnik is our sole officer, director and employee as of the date of this report.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate offices are located at 2920 S. Olive Avenue, Suite 208, Burbank, CA..  The office space is leased from an unrelated landlord.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us. We are engaged in an arbitration proceeding regarding the Coral Ridge funding, which we hope to settle within the next quarter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Market under the symbol MHYS. The following table shows the high and low closing prices for our common stock for each quarter during the fiscal years ended November 30, 2014 and 2013 as reported by the OTC Electronic Market. All share prices have been adjusted to provide for 1 for 1,000 reverse stock split effectuated on February 1, 2013.   Some of the bid quotations from the OTC Markets set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended November 30, 2014	High	Low
First quarter	$0.0310	$0.0040
Second quarter	0.0100	0.0020
Third quarter	0.0024	0.0005
Fourth quarter	$0.0013	$0.0002
4
Year ended November 30, 2013	High	Low
First quarter	$0.34	$0.06
Second quarter	0.29	0.03
Third quarter	0.15	0.05
Fourth quarter	$0.05	$0.015

As of November 30, 2014, there were approximately 94 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended November 30, 2014, we issued a total of 1,861,750,127 shares of our common stock. Of that total, 12,500,000 shares were issued to consultants under a Form S-8 registration statement, 185,714,250 shares were issued as restricted shares to our sole officer and director in satisfaction of accrued salaries due of $371,000, and the balance of 1,663,535,877 shares were issued on conversion of outstanding convertible notes in the principal amount of approximately $356,000. The unregistered shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, in compliance with Rule 144 issued by the SEC under that Act.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K/A (THIS “FORM 10-K/A”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BYDISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2014.

General

We were incorporated in Nevada on November 2, 2005 under the name “Michael Lambert, Inc.”.  Until August 5, 2009 we manufactured handbags. On August 5, 2009, pursuant to the terms of a Stock Purchase Agreement, Daniel Grodnik (our Chief Executive Officer) and affiliated parties purchased a total of 7,985 shares of our issued and outstanding common stock, which represented majority control of the Company.  In addition to the shares purchased, the Company also issued 42,015 shares to Daniel Grodnik and certain affiliated parties in connection with the change of control.  The total of 50,000 shares then held by Daniel Grodnik and the affiliated parties represented 74.6% of the shares of outstanding common stock of the Company as of the effective date.

In connection with the change of control, we changed our corporate name to Mass Hysteria Entertainment Company, Inc. (“we”, “us“, the “Company”, or “Mass Hysteria”) and also changed our business plan and became a multi-media entertainment company created to produce feature films for theatrical, DVD, video on demand (VOD) and television distribution with an interactive component for commercial, documentary and educational film market.  Our plan was to eventually produce a minimum of two original interactive theatrical films annually, and also create a second screen (mobile) experience for non-Mass Hysteria films.  In addition, we intended to continue creating traditional film and television projects.

In August 2014, we changed our business direction to financing and producing theatrical films for the world market. We are now involved in all stages of production; development, financing, producing, and selling theatrical films.  In the fiscal year ended November 30, 2014, we were involved in two major theatrical motion pictures; “Daughter Of God,” starring Keanu Reeves, and “Bus 657” starring Robert DeNiro. Daughter of God has completed filming and is now in post-production and Bus 657 has begun filming on location. Both films will be theatrically released in the United States through Lionsgate’s action label, Grindstone Entertainment.

We are exploring many other opportunities and have recently announced a partnership with Affirm Films, the faith-based production division of Sony Pictures Worldwide Acquisitions, to develop and produce a feature film. We now develop projects from the ground up as well as looking at late-stage packages that are in need of either debt or equity capital to commence principal photography. We are also interested in providing “finishing funds,”  and bridge financing.  When providing capital for outside packages, we analyze domestic and foreign sales estimates based on the star value, localized tax incentives, bank and debt financing, and upside potential plus 20% interest on the equity and 12.5% interest on debt for each project. In each film for which we arrange or provide funding, we expect we will be paid a fee plus a percentage of the profits from the theatrical release of the film.

During the formative years of the Company, from 2009 until 2014, we were engaged in trying to change the paradigm for filmed entertainment by changing the viewing experience from passive to engaged by assisting in the creation of a software application (the “App”) that would allow the user to interact with the content in live time for commercial, documentary and educational film markets. We have achieved "proof of concept" with the App and are exploring options to bring it to market. Our hope is to eventually produce an original interactive theatrical film.  We intend to outsource additional development and testing of the App that will allow audiences to interact, via their handset, between theatrical movies, other audience members and a cloud server if and when funds are available. The nature of the interaction involves social connectivity, conversation between audience members, narrative extensions, in-experience gaming and content acquisition. The three core innovations are a mobile app, a mobile website and specially designed cloud architecture - together these three technologies will create what we believe to be a unique immersive quality that can offer each theatrical audience member a customizable and sharable movie entertainment experience. We also intend to enter into negotiations with leading entertainment companies with similar objectives and technologies relating to the creation and exhibition of an interactive viewing experience, with the objective of exploring possible joint ventures and mergers to combine synergies and expertise in the interactive area.

Comparison of Operating Results

RESULTS OF OPERATION FOR THE YEAR ENDED NOVEMBER 30, 2014 COMPARED TO THE YEAR ENDED NOVEMBER 30, 2013

We had revenue of $37,500 for the year ended November 30, 2014 and no revenues for the year ended November 30, 2013.  Revenue during the current year is directly related to the establishment of our new business plan.  As the Company meets its business plan goals, we expect to generate more revenue in the future.

For the year ended November 30, 2014, we had general and administrative expenses of $991,714; net interest expense of $695,968, excess fair value of derivative of $3,618,680, and gain in fair value of derivative liability of $189,909. For the year ended November 30, 2013, we had general and administrative expenses of $1,461,526; net interest expense of $342,811, excess fair value of derivative of $69,071, and gain in fair value of derivative liability of $66,982.

We had a net loss of $5,078,953, for the year ended November 30, 2014, as compared to a net loss from continuing operations of $1,806,426, for the year ended November 30, 2013.   The increase in net loss is primarily a result of larger interest expense charges and charges for the excess fair value of derivative liabilities, net of decreases in general and administrative costs.

Liquidity and Capital Resources

We had total assets of $527,830 as of November 30, 2014, consisting of $16,480 in cash and $511,350 in other assets.  We had a working capital deficit of $6,547,329.

We had total liabilities of $6,669,722 as of November 30, 2014, consisting of current liabilities, which included $217,970 of accounts payable; accrued liabilities of $427,562, accrued payroll of $639,529; short term debt of $249,523; short term convertible debt of $515,025, a stand ready obligation of $250,000, deferred revenue of $1,000, and derivative liabilities of $4,263,200.  In addition, we had convertible long-term debt of $105,913 as of November 30, 2014.

As of November 30, 2014, we had a total stockholders’ deficit of $6,141,892 and an accumulated deficit of $15,515,879.

We had $185,379 in net cash used in operating activities for the year ended November 30, 2014, which included $5,078,953 in net loss, offset by $296,000 in share-based compensation, $641,449 in amortization of discount debt, $189,909 of change in fair value of derivative liability, $3,618,680 loss on excess fair value of derivative liability. Cash flows used in operations were offset by changes in operating assets and liabilities totaling $527,354.

We had $705,000 of net cash provided by financing activities for the year ended November 30, 2014, which was from the issuance of convertible debt.  Of this amount $500,000 was used immediately for an investment in a film.

The Company has procured financing primarily through convertible debt agreements whereby the debt holder can convert the stock at a given time at a discount to market.  The majority of these notes bear interest at a rate between 8-10% and are due within one (1) year of issuance.  See Note 5 to the financial statements for a more detailed listing of convertible promissory notes.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $37,500 in revenue for the year ended November 30, 2014 and $0 for the year ended November 30, 2013 relating to continuing operations.

Stock-Based Compensation:

The Company accounts for its stock-based compensation under the provisions of ASC 718 “Compensation-Stock Compensation.”   Under ASC 718, the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mass Hysteria Entertainment Company, Inc.

We have audited the accompanying balance sheets of Mass Hysteria Entertainment Company, Inc. (the "Company"), as of November 30, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mass Hysteria Entertainment Company, Inc. as of November 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 of the financial statements, the Company has limited capital, limited revenue, significant losses from operations, and negative cash flows from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with respect to these matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

dbbmckennon

Newport Beach, California

March 17, 2015

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
Balance Sheets
	November 30, 2014	November 30, 2013

ASSETS
CURRENT ASSETS
Cash	$ 16,480	$ 9
Total current assets	16,480	9
OTHER ASSETS
Deposits	1,200	-
Prepaid expenses	5,000	-
Investment in movie	500,000	-
Film costs	5,150	2,000
Total assets	$ 527,830	$ 2,009
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 217,970	$ 137,740
Accrued liabilities	427,562	443,766
Accrued payroll	639,529	742,857
Short-term debt	249,523	237,622
Short-term convertible debt, net of discount of $859,483 and $26,151, respectively	515,025	270,629
Derivative liabilities	4,263,200	324,020
Deferred revenue	1,000	1,000
Stand ready obligation	250,000	250,000
Convertible debt - related party	-	453,061
Total current liabilities	6,563,809	2,860,695
LONG-TERM LIABILITIES
Convertible long-term debt, net of discount of $2,087 and $21,684, respectively	105,913	178,316
Total liabilities	6,669,722	3,039,011

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.00001 par value; 10,000,000 shares authorized; 10 issued and outstanding	-	-
Common stock, $0.00001 par value; 10,000,000,000 shares authorized, 1,879,895,992 and 18,145,865 shares issued and outstanding	18,799	181
Additional paid-in capital	9,355,188	7,399,743
Accumulated deficit	(15,515,879)	(10,436,926)
Total stockholders' deficit	(6,141,892)	(3,037,002)
Total liabilities and stockholders' deficit	$ 527,830	$ 2,009

The accompanying notes are an integral part of the financial statements

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
Statements of Operations

	For the Year Ended
	November 30, 2014	November 30, 2013
Production revenues	$ 37,500	$ -

Operating expenses:
General and administrative	991,714	1,461,526
Total operating expenses	991,714	1,461,526

Operating loss	(954,214)	(1,461,526)

Other income (expense)
Interest expense	(695,968)	(342,811)
Excess fair value of derivative	(3,618,680)	(69,071)
Gain on fair value of derivative liabilities	189,909	66,982
Total other income (expense)	(4,124,739)	(344,900)

Net loss	$ (5,078,953)	$ (1,806,426)

Net loss per share (basic and diluted)	$ (0.01)	$ (0.59)

Weighted average number of shares outstanding during the year-basic and diluted	464,870,662	3,062,690

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

Statements of Stockholders’ Deficit

For the Years Ended November 30, 2014 and 2013

	Common Stock		Preferred Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Par Value	Shares	Par Value

Balance at November 30, 2012	599,872	$ 6	10	$ -	$ 6,482,837	$ (8,630,500)	$ (2,147,657)
Conversion of convertible note payable: Magna (12/04/12)	13,889	-	-	-	2,500	-	2,500
Conversion of convertible note payable: Magna (12/18/12)	33,333	1	-	-	3,999	-	4,000
Conversion of convertible note payable: Magna (01/17/13)	33,333	-	-	-	2,000	-	2,000
Conversion of convertible note payable: Magna (02/01/13)	33,333	-	-	-	2,000	-	2,000
Conversion of convertible note payable: Asher (08/19/13)	71,186	-	-	-	2,099	-	2,099
Conversion of convertible note payable: Asher (11/19/13)	1,573,034	16	-	-	13,984	-	14,000
Shares issued for compensation	15,000,000	150	-	-	599,850	-	600,000
Shares issued for payables	785,000	8	-	-	11,767	-	11,775
Extinguished derivative liability	-	-	-	-	38,707	-	38,707
Other	2,885	-	-	-	-	-	-
Share based compensation related to options granted	-	-	-	-	240,000	-	240,000
Net Loss	-	-	-	-	-	(1,806,426)	(1,806,426)
Balance at November 30, 2013	18,145,865	$ 181	10	$ -	$ 7,399,743	$ (10,436,926)	$ (3,037,002)
Conversion of convertible note payable various	1,663,535,877	16,636	-	-	339,425	-	356,061
Conversion of accrued salary into shares	185,714,250	1,857	-	-	369,572	-	371,429
Share based compensation related to options granted	-	-	-	-	240,000	-	240,000
Shares issued for compensation	12,500,000	125	-	-	55,875	-	56,000
Extinguished derivative liability	-	-	-	-	950,573	-	950,573
Net Loss	-	-	-	-	-	(5,078,953)	(5,078,953)
Balance at November 30, 2014	1,879,895,992	$ 18,799	10	$ -	$ 9,355,188	$ (15,515,879)	$ (6,141,892)

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
Statements of Cash Flow
	For the Year Ended
	November 30, 2014	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,078,953)	$ (1,806,426)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	-	519
Share-based compensation	296,000	840,000
Change in fair market value of derivative liability	(189,909)	(66,982)
Loss on excess fair value of derivative liability	3,618,680	69,071
Amortization of discount on convertible debt	641,449	200,041
Loss on default	-	65,350
Changes in operating assets and liabilities:
Deposits	(1,200)	-
Prepaid expenses	(5,000)	-
Accounts payable	168,103	56,831
Accrued liabilities	97,351	112,110
Deferred revenue	-	1,000
Accrued payroll	268,100	388,884
Net cash used in operating activities	(185,379)	(139,602)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment in movie	(500,000)	-
Film costs	(3,150)	-
Other assets	-	2,333
Net cash provided by (used in) investing activities	(503,150)	2,333
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	705,000	137,000
Net cash provided by financing activities	705,000	137,000
Net increase (decrease) in cash	16,471	(269)
Cash and equivalents, beginning of period	9	278
Cash and equivalents, end of period	$ 16,480	$ 9
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt	$ 356,061	$ 26,600
Accounts payable converted to convertible notes	$ 90,000	$ 17,775
Common stock issued for accrued salaries	$ 371,429	$ -
Accrued interest added to principal	$ 120,992	$ -

The accompanying notes are an integral part of the financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

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

The Company is now a film entertainment company whose mandate is to finance and produce feature films for theatrical, DVD, video on demand (VOD) and television distribution. During the formative years of the Company, from 2009 until 2014, it was engaged in trying to change the paradigm for filmed entertainment by changing the viewing experience from passive to engaged by creating a software application that would allow the user to interact with the content in live time for commercial, documentary and educational film markets. The Company has achieved "proof of concept" with the application and is exploring options to bring it to market if and when funds are available to exploit the technology. The hope is to eventually produce an original interactive theatrical film.

The Company has been involved in the production of two film projects in 2014, “Daughter of God”, starring Keanu Reeves, and “Bus 657”, starring Robert De Niro.  The latter is in filming now and “Daughter of God” is in post-production with release expected in 2015. Mass Hysteria arranged for an investment in Daughter of God of $500,000 from an independent funding source, which advanced the funds to the Company in exchange for a convertible promissory note in the principal amount of $505,000, bearing 8% interest and maturing on July 30, 2015.  In addition to the convertible promissory note, the holder received warrants to acquire 1,262,500,000 shares of our common stock at a warrant exercise price of $0.0003, exercisable for a five year term. For this investment the Company will receive 6.65% of the profits from the film and the funding source, operating as Remark Pictures will also receive 6.65% of the profits.  .

Subsequently, we have partnered with Sony Pictures “Affinity Studios” to produce another feature film in 2015. See Note 10 Subsequent Events.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of November 30, 2014 and 2013, the Company’s derivatives which include the embedded conversion feature on the convertible note payable were considered level 2 financial instruments.  See Note 5 for valuation technique and assumptions used.

The Company's financial instruments consisted primarily of (level 1) accounts payable, accrued liabilities, and short-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of November 30, 2014 and 2013 due to the short term nature of these instruments.

The Company did not have any level 3 instruments at November 30, 2014 and 2013.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company may maintain cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at November 30, 2014 and 2013.

Film Costs

The Company capitalizes film production costs in accordance with ASC 926 – “Entertainment”. Film costs include costs to develop and produce films, which primarily consist of consulting fees, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for films still in development.

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 340, “Other Assets and Deferred Costs”, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  At November 30, 2014, the Company owned a website costing $3,140 which had an estimated useful life of three (3) years.  Amortization expenses related to website development costs during each of the years ended November 30, 2014 and 2013 were $0 and $519, respectively.

Software Development Costs

For software to be sold, leased or marketed, the Company applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has not capitalized any software development costs to date.

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

Guarantees

During the year ended November 30, 2011, the Company entered into an agreement to provide for a guarantee of indebtedness. The Company’s exposure to credit loss, in the event of nonperformance of the related film financed by the indebtedness, is represented by the amounts stipulated in the agreement, and is limited to a maximum of $250,000. The total guarantee accruals do not necessarily represent future cash requirements or cash reserves. As of November 30, 2014, management has evaluated the guarantee liability under ASC 460-10 – “Guarantees”   and ASC 450-20 – “Loss Contingencies” by reviewing the ability to repay the obligation under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses. At November 30, 2014 management determined that the full guarantee will be called. See Note 6 for Management’s determination.

Deferred Producer Liabilities

Deferred producer liabilities represent outstanding amounts due to the producer or to be retained by the Company upon the collection of license fee amounts related to the sale of content represented by the Film Production segment. In accordance with the Sales Agency Agreements entered into by the Company and represented content producers, when license fees associated with the Company's sale of represented content are collected, the amounts are paid to the producer and/or retained by the Company. Amounts are paid to the Company for its sales agency commission, recoupment of outstanding film costs and producer advances ("Recoupable Costs") or as market fee revenue. The terms of the Sales Agency Agreements provide that collected license fees will be distributed to the producer and/or retained by the Company based on a specific allocation order as defined by each agreement. The allocation order is dependent on certain criteria including total license fee collections, outstanding Recoupable Cost balances and certain other criteria as specified by the Sales Agency Agreements. Because these criteria cannot be reasonably determined until the license fees are collected, the appropriate allocation order of uncollected license fees cannot be established. Accordingly, the uncollected license fee amounts are recorded as deferred producer liabilities until such time as they are collected

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At November 30, 2014, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock (see Note 8), for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 7,751,709,330 shares relative to convertible notes (post conversion); and (3) 1,170,034,580 shares related to warrants issued with the two convertible notes. At November 30, 2013, the Company’s dilutive securities outstanding consisted of (i) the CEO’s options to purchase shares of common stock (See Note 8) for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 131,643 shares relative to convertible notes (post conversion) and (4) 944 shares related to warrants issued with the $37,500 convertible note. The preceding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

Impairment of Long-Lived Assets

The Company has adopted ASC 360-10, - "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment, annually, or more often, if events and circumstances warrant such.  At November 30, 2014 management considered that there were no such impairments.

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

Producers’ Fees

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

The Company is required to evaluate the likelihood that it will be able to recover its deferred tax assets. If the Company's evaluation determines that the recovery is unlikely, it would be required to increase the provision for taxes by recording a valuation allowance against the deferred tax assets equal to the amount that is not expected to be recoverable. The Company currently estimates that its deferred tax assets will not be recoverable. If these estimates were to change and the Company's assessment indicated it would be able to recover the deferred tax assets, the Company would be required to change its estimate in the period in which the change occurred.

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

Risks and Uncertainties

The Company has a limited operating history and has generated only limited revenues from our planned principal operations.

The Company's business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company's control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions, including recession, downturn or otherwise, and could have a material adverse effect on the Company's financial condition and the results of its operations.

The Company currently has limited capabilities in sales, marketing, and distribution due to lack of working and human capital.  In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations as well as extensive human capital. Our company may be unable to compete successfully against these companies.

The Company's industry is characterized by rapid changes in technology and customer demands. As a result, the Company's services and/or expertise may become obsolete and/or unmarketable. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer demands, and enhance our current services. Further, the Company's services must remain competitive with those of other companies with substantially greater resources.

Changes in Presentation

During the Company’s second and third fiscal quarter during the year ended November 30, 2014, the Company disclosed gain on extinguishment of convertible note of $665,983.  Such amount was the amount of promissory notes that were modified and required extinguishment accounting.  Such amounts should have, and are now included in excess fair value of derivative liabilities in the statement of operations.  There is no effect on net loss during any of the periods presented during the interim periods within the 2014 fiscal year, nor does it change the earnings per share in any period presented during the 2014 fiscal year.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited available capital, has limited revenues from intended operations, suffered losses since inception and used cash in operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. We are seeking debt or equity capital to meet our obligations and business needs for the immediate future.  The Company is also trying to develop revenue streams that will support operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	November 30, 2014	November 30, 2013
Accrued interest	$ 125,395	$ 182,305
Accrued consulting fees	91,000	91,000
Accrued payroll taxes on CEO’s compensation	170,461	134,461
Accrued auto allowances due CEO	40,706	36,000
Total accrued liabilities	$ 427,562	$ 443,766

Accrued interest represents interest on both short and long-term debt.  Accrued consulting fees are for scriptwriters and a film consultant as well as regulatory and financial consultants.

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages; however,  the CEO receives payments only as capital becomes available. The CEO’s paid compensation is required to be reported on Internal Revenue Service (IRS) Form W-2; however, the Company has made no such reporting.  Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation which includes the contemplation of penalties and interest.  In the event the IRS audits the Company, it will likely be liable for certain taxes, penalties and interest.  See Note 6 for details of the CEO’s employment agreement. During the year ended November 30, 2014, the Company converted approximately $371,000 in accrued salary into 185,714,250 shares of common stock.

The Company entered into an employment agreement as of February 3, 2012 with our former Chief Financial Officer which provided for a base salary of $90,000 per year, payable monthly, on a month-to-month basis, prior to his termination in 2013. The Company pays these wages only as capital becomes available. No wages have been paid to date.

Accrued payroll is as follows:

	November 30, 2014	November 30, 2013
Accrued and unpaid compensation due CEO	$ 521,404	$ 624,732
Accrued and unpaid compensation due CFO	118,125	118,125
Total accrued payroll	$ 639,529	$ 742,857

NOTE 5 – BORROWINGS

Short-Term Debt

(A)	Related Parties

On November 30, 2012, the Company’s former Chief Financial Officer made an interest free demand advance of $30,000 to provide working capital, which remains outstanding at November 30, 2014. The Note was recorded at its estimated fair value of $27,778 at the acquisition date, and imputed interest was being accreted to non-cash interest expense to the maturity date, using an 8% interest rate.  No demand for payment has been made and the note remains unpaid.

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

During the year ended November 30, 2014, the Company incurred and accrued $13,703 in interest expense, respectively, related to this short-term debt. As of November 30, 2014, the Company has accrued a total of $53,600 of interest expense related to these notes.

(B)	Film Finance Agreements

On May 11, 2012, the Company entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide up to $300,000 in equity financing towards the production of the motion picture entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid to the Company on June 12, 2012.   While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain casting and other delays postponed the commencement date, to a date yet to be determined.  In the event that the motion picture is abandoned, we are required to repay CRCP all funds paid to us, plus interest of 12% per annum. We are in active discussions for production of the movie and hope to commence production during the Summer, 2015.. On January 25, 2013, we received a written notice of termination of agreement from CRCP and we are currently negotiating a mutual settlement.  Accordingly, we have included the $100,000 advance within short-term debt until the matter has been resolved and we have accrued interest payable of $29,523 through November 30, 2014. Through November 30, 2014, we have incurred cumulative expenses, both directly and indirectly, in excess of the initial funding in connection with the Picture, which have been recorded previously within operating expenses.

In October, 2014, the Company entered into a film finance agreement under which a lender loaned the Company $505,000 for co-production of the film “Daughter of God”.  The promissory note was in the original principal amount of $505,000, including a $5,000 legal fee to the lender’s legal counsel, and is due July 30, 2015 with interest at 8 percent per year due at maturity.  The Note is convertible after 180 days at the lender’s election into shares of the Company’s common stock at a price equal to 50 percent of the average of the three lowest trading prices for the stock during the 30 day trading period prior to any conversion, with a limit of 4.99% of the total outstanding shares of common stock held by the lender at the time of any conversion.  In addition, the lender was granted a warrant to purchase up to 1,262,500,000 shares of common stock at a conversion price of $0.0003 per share for a period of five years, subject to appropriate adjustment for certain capital changes. As of November 30, 2014, the remaining principal balance and interest is $511,752.

With the funds from the above note, the Company invested in the film “Daughter of God” which is included as a cost investment within other assets in the accompanying balance sheet.  For this investment we are to receive our money back, plus a 20% fee, prior to any profits, if any, being distributed.  We will receive 6.65% of the profits thereafter from the film and the funding source, operating as Remark Pictures; will receive 6.65 percent of the profits.

  Short-term Convertible Debt with Ratchet Provisions

(A)   Short-term Convertible Debt

On March 1, 2012, May 9, 2012, July 9, 2012, September 14, 2012 and September 28, 2012 the Company borrowed $10,000, $32,500, $30,000, $22,500 and $10,000 (for a total of $105,000), from external parties for use as operating capital. See below for additional advances made by this party during the year ended November 30, 2014 and 2013.  The parties entered into convertible notes payable agreements, which make the Company liable for repayment of the principal and 8% annual interest by the various agreements’ expiration dates which range between October 6, 2012 and June 28, 2013.  If a default is called by the lender (which occurred as noted below) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. A majority of these notes have been converted and, as of November 30, 2014, approximately $506 in principal and interest remain outstanding.

On March 18, 2013 the Company received a notice of default from one of the lenders holding a then total of $130,700 of short-term convertible debt. Based upon the foregoing, the Company is now in default under the Notes. Demand was made for the immediate payment of $196,050, representing 150% of the then remaining outstanding principal balance together with default interest of 22% as provided for in the notes as of November 30, 2014. All principal and interest on these notes have been converted or forgiven by the lender as of November 30, 2014.

During December 2012, the Company issued an 8% convertible promissory note to raise $40,000 to pay legal services owed. The Note matured on September 21, 2013, and any unpaid principal or interest at that date accrues interest at the default rate of 22% annually. The note may be converted into common stock, at 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion, at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. A portion of the notes has been converted and, as of November 30, 2014, approximately $42,193 in principal and interest remain outstanding.

On January 14, 2013, the Company issued an 8% convertible promissory note to raise $55,000 in operating capital. The Note matured on October 17, 2013, and any unpaid principal or interest at that date accrued interest at the default rate of 22% annually. The note may be converted into common stock, at 50% of market price, at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. As of November 30, 2014, this note was fully converted through the issuance of common stock.

On June 12, 2013, the Company issued 8% convertible promissory notes to raise $21,500 in operating capital. This Note matured on March 14, 2014. The note may be converted into common stock, at 45% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. . If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. As of November 30, 2014, this note was fully converted through the issuance of common stock.

On October 14, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to pay payables that were owed.  The note has a maturity date of July 14, 2014. The note is convertible into shares of our common stock at a conversion price of forty-five percent (45%) of the average of the lowest trading price per share market values during the thirty (30) trading days immediately preceding a conversion date at any time after 180 days from the issuance date until the maturity date. If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. As of November 30, 2014, this note was fully converted through the issuance of common stock.

On February 24, 2014, the Company issued a 10% convertible promissory note in the aggregate principal amount of $25,000.  The note has a maturity date of February 24, 2015. The note is convertible into shares of our common stock at a conversion price of the lesser of $0.001 or fifty percent (50%) of the lowest trading day price during the twenty (20) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. During the year ended

November 30, 2014, the note was partially converted through the issuance of shares of common stock leaving a remaining principal and interest outstanding of $19,261 as of November 30, 2014.

On February 24, 2014, the holder of the $200,000 note agreed to sell up to $100,000 in principal of the convertible note to an unrelated third party, with $50,000 of principal to be acquired at that time, and an additional $50,000 in principal to be acquired on or before August 14, 2014. The Company agreed to restate that portion of the original note party in a new convertible note due February 25, 2015 with interest due at maturity at 10 percent, and convertible at the election of the holder into common stock at the lower of $0.01 or fifty percent of the lowest trading price of the stock for the previous 20 consecutive trading days.  The same third party also invested an additional $25,000 in a new promissory note, on the same terms and both transactions closed in March 2014.  Due to the change in the terms of the replacement note, for accounting purposes only, the partial purchase of the note has been treated as the payment of that portion of the old note and the issuance of a new note for the new principal amount.  The second installment purchase of an additional $50,000 in principal of the original note was not exercised. During the year ended November 30, 2014, the note was partially converted through the issuance of shares of common stock leaving a remaining principal balance of $46,703 as of November 30, 2014.

On March 1, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $30,000 to pay payables that were owed.  The note has a maturity date of March 31, 2015. The note is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the lowest closing price per share during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. As of November 30, 2014, approximately $32,079 in principal and interest remain outstanding.

On March 24, 2014, the Company issued a 10% convertible promissory note in the aggregate principal amount of $26,500.  The note has a maturity date of March 24, 2015. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest closing bid during the fifteen (15) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. As of November 30, 2014, approximately $28,337 in principal and interest remain.

On March 24, 2014, a second unrelated party agreed with the original note holder of the $200,000 note to purchase up to $100,000 in note principal and $5,000 in accrued interest and also agreed to invest an additional $26,500 in the Company.  Under the terms of the agreement, the third party agreed to purchase the $105,000 in principal and accrued interest in three installments, with $42,000 due at signing, $31,500 due 45 days thereafter, and a final $31,500 due 45 days after the second installment payment. The Company agreed to restate the portion of the original note acquired by the third party and to issue a new convertible note in the amounts of $42,000, due March 24, 2015, with interest due at maturity at 10 percent, and convertible at the election of the holder into common stock at fifty percent of the lowest closing bid price of the stock for the previous 15 consecutive trading days.  Due to the substantial change in the terms of the replacement note, for accounting purposes only, the partial purchase of the note has been treated as an extinguishment of that portion of the old note and the issuance of a new note for the new principal amount.  The actual closing and funding of the initial transaction occurred on May 4, 2014. The second and third installments were not made. The note was partially converted into shares of common stock leaving a remaining principal balance of 33,148 as of November 30, 2014.

On May 16, 2014, the Company issued a 10% convertible promissory note in the aggregate principal amount of $50,000.  The note has a maturity date of August 16, 2015. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest closing bid during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. As of November 30, 2014, approximately $52,726 in principal and interest remain outstanding.

On June 1, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $30,000 to pay payables that were owed.  The note has a maturity date of June 30, 2015. The note is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the lowest closing price per share during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. As of November 30, 2014, approximately $31,323 in principal and interest remain outstanding.

On August 11, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $103,500.  The note has a maturity date of August 13, 2015. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest three (3) trading prices during the thirty (30) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. As of November 30, 2014, approximately $106,477 in principal and interest remain outstanding.

On September 1, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $30,000 to pay payables that were owed.  The note has a maturity date of September 30, 2015. The note is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the lowest closing price per share during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. As of November 30, 2014, approximately $30,748 in principal and interest remain outstanding.

The Company discounts the notes by the fair market value of the derivative liability upon inception of each note. These discounts are accreted back to the face value of the notes over the note term using the effective interest method.

Former Related Party

At November 30, 2013, the Company had convertible notes totaling $453,061 due to a former affiliate and significant stockholder of the Company. The notes were convertible into common shares, based on $40 to $80 share price, most of which were at the higher price.  The convertible notes bore interest at 6% per annum and were due May 31, 2015.   As of November 30, 2013, the Company had accrued $109,304 of interest expense related to these notes. In May 2014, these notes were sold to an unrelated party and restated in a single note dated May 16, 2014 in the amount of $573,982, due May 16, 2015 with interest at 10 percent due at maturity, and convertible into common stock at 50 percent of the lowest closing bid price for the stock for any of the ten prior trading days. During the year ended November 30, 2014, the note was partially converted through the issuance of shares of common stock leaving a remaining principal balance of $492,928 as of November 30, 2014.

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

As of November 30, 2014 and 2013, the Company has outstanding principal amounts on convertible debt of $1,374,508 and $296,780, respectively. At the inception of these notes, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on an effective interest method are $859,483 and $26,151 as of November 30, 2014 and 2013, respectively. For the year ended November 30, 2014, interest expense from accretion of the discount, including converted notes, was $641,449.

During the year ended November 30, 2014, lenders of convertible notes converted $356,061 of principal and interest thereon through the issuance of 1,663,535,877 shares.

Aggregate derivative liabilities associated with remaining convertible notes were $4,263,200 as of November 30, 2014 and $324,020 as of November 30, 2013. Based on this revaluation at year end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a net gain in fair value of derivative liability of $189,909 and $66,982 during the years ended November 30, 2014 and 2013, respectively.

During the years ended November 30, 2014 and 2013, the range of inputs used to calculate derivative liabilities noted above were as follows:

	November 30, 2014	November 30, 2013
Annual dividend rate	0.0%	0.0%
Conversion price	$0.00009 - $0.0074	$0.0089-$0.18
Expected life (years)	.01 – 1.1 years	.01 - 1 years
Risk-free interest rate	.01% - .10%	.03% - .13%
Expected volatility	431.3% - 537%	331.50% - 479.40%

Long-term Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long-term convertible note agreement, which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $16 per share. As a result, the Company will be liable to issue up to 12,500 shares common stock upon conversion.  Based on a $22 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the year ended November 30, 2014, interest expense from accretion of the discount was $14,890, leaving a remaining discount of $2,899.  The discount being amortized approximates the effective interest method over the term of the note. As discussed above, $92,000 of this note was purchased by two unrelated third parties, leaving a remaining principal balance of $108,000 as of November 30, 2014.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Office Leases

Office lease expense for the years ended November 30, 2014 and 2013 was $5,128 and $2,927, respectively.

Employment Agreement

On December 17, 2009, the Company entered into an employment agreement with our CEO which provides for a base salary of $360,000 per year, payable semi-monthly for a period of five years, expiring December 17, 2014.  Among other things, the employment agreement calls for periodic increases in the base salary and bonuses based upon performance.  The agreement also allows for the Company, at the discretion of the Board of Directors, to provide for medical insurance and a contribution to a retirement benefit plan.  Our CEO was also awarded options to purchase common stock.  See Note 8.  In fiscal 2014, a total of $371,429 in accrued salary was converted into185,714,250 shares of common stock. A total of $639,529 in accrued salary is reflected on the Company’s financial statements under this agreement as of November 30, 2014.

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

On October 5, 2010, the Company entered into an indirect guarantee of the indebtedness in which the Company guaranteed any shortfalls in repayment of the $850,000 of debt related to the investment provided by Wet Rose up to an amount not to exceed $250,000. The financing from Wet Rose becomes due and payable at a date which was 30 months after first release of the film Carjacked. The film was released on November 22, 2011 and accordingly management evaluated the guarantee liability under ASC 460-10 – “Guarantees” and ASC 450-20 – “Loss Contingencies” by reviewing the projected ability of the Carjacked film to repay the obligation under contract to determine if there was a probable chance of a default, and if so, provide a reasonable estimate for losses. Management believed that past performance and then current projections indicated that full repayment by the Company to Wet Rose was probable.  Accordingly, management recorded a provision for loss of $200,000 related to the stand-ready obligation during the year ended November 30, 2012, together with the $50,000 “guarantor fee” previously recorded as a stand-ready obligation, a total of $250,000 is reflected as a stand-ready obligation as of November 30, 2014.  Results to date confirm Management’s original estimates.

Film Costs and Movie Rights Option Contract

On November 1, 2010, the Company entered in to an “option/purchase” agreement with Richard Taylor (the “Writer”) in which the Company would be granted the exclusive right and option (“Option”) to acquire all motion picture, television and allied and ancillary rights to the Writer’s screenplay – “Bad Monday”. The initial term of this option agreement was for one year; however, the Company subsequently obtained an extension through October 31,

2013. As consideration, the Company paid the Writer $2,000 which is included in Film Costs. It is the intention of the Company to produce the motion picture and has renewed the option for which the Writer will be paid a purchase price of $150,000 when production commences.  Additionally, the Writer would be entitled to 5% of the net proceeds of the picture, and an additional 2.5% of net proceeds if the Writer received shared writing credit on the picture.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Capital Stock

The Company has two classes of stock:

●	Series A Preferred stock, $0.00001; 10,000,000 shares authorized; 1,000 issued and outstanding; and,

●	Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 1,879,895,992 and 18,145,865 shares issued and outstanding as of November 30, 2014 and 2013, respectively.

During fiscal 2014, the Company increased common shares authorized from 2,000,000,000 to 10,000,000,000 shares.

Stock Incentive Plans

2011 Stock Incentive Plan

On February 16, 2011, our board of directors adopted the 2011 Stock Incentive Plan. The purpose of our 2011 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23,000 shares, subject to adjustment.  As of November 30, 2014, the Company had no shares remaining to be issued under the plan.

2012 Stock Incentive Plan

On March 13, 2012, our Board of Directors adopted the 2012 Stock Incentive. Plan The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either common stock or stock options under the plan is 56,000 shares, subject to adjustment.  As of November 30, 2014, all shares had been granted under the plan.

Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final.

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

Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either common stock or stock options under the plan is 132,800 shares, subject to adjustment.  As of November 30, 2013, 17,000 shares have been granted under the plan. No additional grants were made in the year ended November 30, 2014.

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

Common Stock

During the year ended November 30, 2014, a total of 1,879,895,992 shares of common stock were issued, including 1,663,535,877 shares issued on conversion of approximately $356,000 in principal and interest on convertible notes, 185,714,250 shares issued on $371,429 on conversion of accrued salary, and 12,500,000 shares for services.

The shares issued for conversion of accrued salary of our CEO and the shares issued for services, 7,500,000 of which were to our CEO, were valued based on the fair market value on the date of issuance.

Series A Preferred Shares

On April 5, 2011, our Board approved the issuance of 1,000 shares of Series A Preferred Stock to our CEO, Dan Grodnik, in consideration of $10,000 of accrued compensation due Mr. Grodnik.   The Series A Preferred Stock is not convertible. Holders of the Series A Preferred Stock do not have any preferential dividend or liquidation rights. The shares of Series A Preferred Stock are not redeemable. Pursuant to the certificate of designation establishing the Series A Preferred Stock, on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0002.

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

The weighted average options outstanding as of November 30, 2014 and 2013 equaled the options issued to the CEO above, 20,000, there were no other options issued, exercised or forfeited during the years then ended. The weighted average exercise price was $70 for both the years ended November 30, 2014 and 2013. The weighted average remaining contractual life of the options for the years ended November 30, 2014 and 2013 was approximately one (1) and two (2) years, respectively. There is no intrinsic value for options outstanding as all exercise prices are above the year end closing Company stock price. As of November 30, 2014, 11,382 options are fully vested and exercisable.  Remaining unrecognized expense of approximately $10,000 will be recognized in the first quarter of fiscal 2015.

NOTE 9 – INCOME TAXES

We have identified our U.S. Federal tax returns as our “major” tax jurisdiction, and our corporate offices are located in California.  The United States Federal return years 2009 through 2013 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2007 through 2013 and currently does not have any ongoing tax examinations. The Company has had losses to date, and therefore has paid no income taxes. The Company has not filed tax returns for the fiscal year 2011, 2012, 2013 and 2014.

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

Aggregate start-up costs capitalized through November 30, 2014, is approximately $4.7 million; the deferred tax asset is approximately $2.0 million. The amount of benefits the Company may receive from the start-up costs for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Accordingly, management recorded a valuation allowance for 100% of the deferred tax assets of approximately $2.0 million, an increase from the prior year of $0.4 million. In fiscal 2013, management increased the valuation allowance approximately $0.3 million.

The difference between the federal rate of approximately 34% and the actual rate is due to non-deductible stock and accrued compensation, changes in derivative liabilities aggregating approximately $0.4 million and the valuation allowance described above.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to November 30, 2014, the Company issued 3,031,093,097 shares of common stock to a holder of short-term convertible debt for the conversions of principal.

As a result of the post-November 30, 2014 issuances, there were 4,910,989,089 common shares issued and outstanding at March 12, 2015.

On January 21, 2015, the Company increased its authorized common shares from 10,000,000,000 to 14,999,990,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of November 30, 2014 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting Officers as appropriate to allow timely decisions regarding required disclosure.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the November 30, 2014. We believe that internal control over financial reporting is not effective. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning our directors and executive officers as of the date of this report:

Name	Age	Position
Daniel Grodnik	62	President, Chief Executive Officer and Chairman

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

To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended November 30, 2014, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended November 30, 2014, and 2013 in all capacities for the accounts of our executive, including the Chief Executive Officer and former Chief Financial Officer:

34

Summary Compensation Table
					Stock	Option		All Other
Name and Position	Year	Salary		Bonus	Awards ($)	Awards ($)		Compensation	Total ($)
Daniel Grodnik	2014	$360,000	(1,2)	--	30,000	$240,000	(3,5)	--	$630,000
President and Chief Executive Officer	2013	$360,000	(1,2)	--	--	$240,000	(3)	--	$600,000

Alan Bailey	2013	$45,000	(4)	--	--	--		--	$45,000
Chief Financial Officer (February 8, 2012 to May 31, 2013)

(1)	$360,000 of this amount was originally accrued as salary but not paid.
(2)

During fiscal 2014, the Company issued 185,714,250 shares of common stock for the conversion of accrued salary totaling $371,429.  The converted portion was not specific as to which year the converted accrued salary applied.

(3)

On December 17, 2009, the Company agreed to Mr. Grodnik an option award of 20,000 shares with exercise price of $70.  Our stock price was $60 on December 17, 2009. The options vest equally (pro-rata per day) over a five year period.  As such 4,000 and, 4,000 shares under such option vested in the years ended November 30, 2014, and 2013 respectively.

(4)	$45,000 of this amount was accrued as salary but not paid.

(5)	In February 2014 the Company issued Mr. Grodnik 7,500,000 shares of common stock valued at $0.004 per share .

Grants of Plan-Based Awards

We did not grant any plan based awards to executive officers in the year ended November 30, 2014.  In February 2014, Mr. Grodnik was awarded 7,500,000 shares at $0.004 per share.

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

Option Exercises and Stock Vested

A total of 4,000 shares under Daniel Grodnik’s option to purchase 20,000 shares vested in the year ended November 30, 2014.  No stock options were exercised by any named executive officer in the year ended November 30, 2014.

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

In addition to his annual salary, the agreement grants employee stock options to purchase common stock in an amount equal to 20,000 shares at an exercise price of $70.00 per share.  The options vest equally (pro-rata per day) over a five-year period (until fully vested on December 17, 2014.  Each series of options shall survive for 24 months following vesting, and may be exercised all or in part and include a “cashless feature.”

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

Compensation of Directors

No compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended November 30, 2014.

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  We did not engage any members of the Board of Directors to perform services on our behalf the year ended November 30, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 30, 2014 by the following persons:

●	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from November 30, 2014, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from November 30, 2014.

Name and Address (1)	Number of Common Shares Beneficially Owned		Percentage Owned (2)	Number of Series A Shares Beneficially Owned	Percentage Owned (3)	Percentage of Total Voting Power (4)
5% Stockholders:
Directors and Officers:
Daniel Grodnik	195,729,250	(5)	10.4%	10	100%	>61%
All directors and officers as a group (1 person)

(1)	Unless otherwise noted, the address is 2920 W. Olive Avenue, Suite 208, Burbank, CA 91505.
(2)	Based on 1,879,895,992 common shares issued and outstanding at November 30, 2014.
(3)	Based on 10 Series A preferred shares issued and outstanding at November 30, 2014.
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

(5)	Includes 1,000 shares related to presently exercisable warrants and 69,948 shares issuable under presently exercisable promissory notes.
(5)	Includes 2,512,000 shares under presently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of November 30, 2014:

		(a)	(b)	(c)
Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)		--	--	22,977
Equity compensation plans not approved by security holders	(2)(3)	--	N/A	188,738
Total		--	N/A	211,715

(1)            2011 Stock Incentive Plan.   On February 16, 2011, our board of directors adopted the 2011 Stock Incentive Plan. The purpose of our 2011 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 22,997 shares, subject to adjustment.

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

(2)            2012 Stock Incentive Plan.   On March 13, 2012, our board of directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares remaining available for the grant of either stock options or compensation stock under the plan is 55,938 shares, subject to adjustment.

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

We did not grant any plan based awards to executive officers in the year ended November 30, 2014.  In February 2014, Mr. Grodnik was awarded 7,500,000 shares at $0.004 per share.

On August 8, 2014 the Company issued 185,714,250 shares of its common stock for the conversion of $371,429 in accrued salary.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

dbbmckennon audited our consolidated financial statements for the fiscal years ended November 30, 2014 and 2013.

Audit Fees

dbbmckennon billed us $32,000 and $36,000 in fees for our 2014 and 2013 annual audit and review of our quarterly financial statements, respectively.

Audit-Related Fees

For the Company’s fiscal years ended November 30, 2014 and 2013, we were not billed for audit-related fees.

Tax Fees

For the Company’s fiscal years ended November 30, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2014 and 2013.

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

Dated: March 17, 2015

By:	/s/ Daniel Grodnik
Daniel Grodnik
President, Chief Executive Officer, Chairman and Secretary (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Grodnik
Daniel Grodnik Sole Director