Form 10-Q
period 2015-02-28
Mass Hysteria Entertainment Company, Inc.
filed 2015-08-14
CIK 1388488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2015, the number of shares of the registrant’s common stock outstanding was 8,505,686,562.

  TABLE OF CONTENTS

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

Condensed Balance Sheets

	February 28, 2015	November 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 29,122	$ 16,480

Total current assets	29,122	16,480
OTHER ASSETS
Deposits	1,200	1,200
Prepaid expenses	5,000	5,000
Investment in movie	500,000	500,000
Film costs	5,150	5,150
Total assets	$ 540,472	$ 527,830
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 217,970	$ 217,970
Accrued liabilities	472,262	427,562
Accrued payroll	676,063	639,529
Short-term debt, related party	297,449	249,523
Short-term convertible debt, net of discount of $446,134 and $859,483, respectively	906,033	515,025
Derivative liability	4,752,082	4,263,200
Deferred revenue	1,000	1,000
Stand ready obligation	250,000	250,000
Total current liabilities	7,572,859	6,563,809
LONG-TERM LIABILITIES
Convertible long-term debt, net of discount of $0 and $2,087, respectively	108,000	105,913
Total liabilities	7,680,859	6,669,722
STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.00001 par value; 10,000 shares authorized; 10,000 issued and outstanding	-	-
Common stock, $0.00001 par value; 14,999,990,000 shares authorized, 3,762,589,289 and 1,879,895,992 shares issued and outstanding	37,626	18,799
Additional paid in capital	9,693,513	9,355,188
Accumulated deficit	(16,871,526)	(15,515,879)
Total stockholders' deficit	(7,140,387)	(6,141,892)
Total liabilities and stockholders' deficit	$ 540,472	$ 527,830

The accompanying notes are an integral part of the unaudited condensed financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.
Condensed Statements of Operations
(Unaudited)
	For the Three Months Ended
	February 28, 2015	February 28, 2014
Production Revenues	$ -	$ -

Operating expenses:
General and administrative	157,391	253,087
Total operating expenses	157,391	253,087

Operating loss	(157,391)	(253,087)

Other income (expense)
Interest expense, net	(442,744)	(34,928)
Derivative expense	(81,555)	-
Loss on fair value of derivative liability	(673,957)	(821,796)
Total other income (expense)	(1,198,256)	(856,724)

Loss before income taxes	(1,355,647)	(1,109,811)
Provision for income taxes	-	-

Net Loss	$ (1,355,647)	$ (1,109,811)

Net loss per share (basic and diluted)	$ (0.00)	$ (0.05)

Weighted average number of shares outstanding during the period-basic and diluted	2,106,232,569	22,128,087

The accompanying notes are an integral part of the unaudited financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	February 28, 2015	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,355,647)	$ (1,109,811)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	-	116,000
Change in fair value of derivative liability	673,957	821,796
Derivative expense	81,555	-
Amortization of discount on convertible debt	402,751	14,257
Changes in operating assets and liabilities:
Accounts payable	30,000	35,000
Accrued liabilities	51,992	32,670
Accrued payroll	36,534	90,000

Net cash used in operating activities	(78,858)	(88)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term debt	45,000	-
Proceeds from issuance of convertible debt	46,500	2,860
Net cash provided by financing activities	91,500	2,860
Net increase in cash	12,642	2,772
Cash, beginning of period	16,480	9
Cash, end of period	$ 29,122	$ 2,781
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt	$ 103,208	$ 21,458
Accounts payable converted to convertible notes	$ 30,000	$ -
Extinguishment of derivative liability	$ 253,943	$ 131,980

The accompanying notes are an integral part of the unaudited condensed financial statements.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

On August 5, 2009, Daniel Grodnik was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. Mr. Grodnik has worked in the movie industry for more than thirty years. He has served as the Chairman and CEO of the National Lampoon, a publicly-traded entertainment company. On August 5, 2009, pursuant to the terms of a stock purchase agreement, an affiliate of Mr. Grodnik purchased a total of 7,985 shares of issued and outstanding common stock of The Company from Belmont Partners. At this time, Belmont Partners’ designee was the sole officer and director of the Company.  In addition to the shares sold by Belmont Partners, the Company also issued 42,015 shares to Mr. Grodnik and certain affiliated parties in connection with the change of control (the “Control Group”). The total of 50,000 shares were issued to, or purchased by, Daniel Grodnik and the affiliated parties represents 74.6% of the shares of outstanding common stock of the Company at the time of transfer. For financial accounting purposes, this change in control by the Company was treated as a recapitalization with the assets contributed and liabilities assumed recorded at their historical basis. There were no significant assets acquired by the Company shareholders upon the change in control, which would have been recorded at fair value.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2014 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three months ended February 28, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows.  These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended November 30, 2014.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share

Loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At February 28, 2015, the Company’s dilutive securities outstanding consisted of (1) the CEO’s options to purchase shares of common stock, for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 7,751,709,330 shares relative to convertible notes (post conversion); and (3) 1,170,034,580 shares related to warrants issued with the two convertible notes. At February 28, 2014, the Company’s dilutive securities outstanding consisted of (i) the CEO’s options to purchase shares of common stock (See Note 8) for which the exercise price is above the average closing price of the Company’s common stock and thus excluded under the treasury method; (2) 6,768 shares relative to convertible notes to a related party expected to be issued (post conversion) beginning in February 2015; (3) 131,643 shares relative to convertible notes (post conversion) and (4) 944 shares related to warrants issued with the $37,500 convertible note. The preceding common equivalent was excluded from the diluted net loss per share as the effects would have been anti-dilutive.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $0 in revenue for the three months ended February 28, 2015 and for the three months ended February 28, 2014 relating to continuing operations.

Deferred Revenue

Deferred revenue is recognized when a fee is collected but services have not been completed by the Company.  We had $1,000 in deferred revenue for the three months ended February 28, 2015 and for the three months ended February 28, 2014 related to advanced fees collected.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of February 28, 2015 and November 30, 2014, the Company’s derivatives, which include the embedded conversion feature on the convertible note payable, were considered level 2 financial instruments.  See Note 5 for valuation technique and assumptions used.

The Company's financial instruments consisted primarily of (level 1) accounts payable, accrued liabilities, and short-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of February 28, 2015 and November 30, 2014 due to the short term nature of these instruments.

The Company did not have any level 3 instruments at February 28, 2015 and November 30, 2014.

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

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company may maintain cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at February 28, 2015 and November 30, 2014.

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

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Debt

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is fixed and below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.   In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Recoupable Costs and Producer Advances

Recoupable costs and producer advances represent amounts paid by the Company that will be expected to be subsequently recouped through the collection of fees associated with the Company's licensing of content represented by third parties. In connection with the film production segment's content operations which may be represented by others, the Company will enter into sales agency agreements. These Sales Agency Agreements typically include provisions whereby certain costs that are incurred for promotion related activities will be paid by the Company on behalf of the producer (such as movie trailer and ad material costs). The Company may also pay the producer an advance for the related film prior to the distribution of such film. As the Company subsequently licenses the producer's film and license fees are collected, the recoupable costs and producer advances will be recovered by the Company through these license fee collections. License fees typically are not paid to the producer of the related film until such recoupable costs and producer advances have been fully recovered by the Company.

Recent Accounting Pronouncements

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These amendments are effective for annual reporting periods beginning after December 15, 2014, however the Company chose to adopt these pronouncements early during the quarter ended May 31, 2014.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

We have evaluated the other recent accounting pronouncements through ASU 2015-08 and believe that none of them will have a material effect on our financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited available capital, and has historically had limited revenues from intended operations, suffered significant losses and used cash in operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. We are seeking debt or equity capital to meet our obligations and business needs. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments that might result from these uncertainties. At February 28, 2015, the Company had an accumulated deficit of $16,871,526.

NOTE 4- INVESTMENT IN MOVIE

In October, 2014, the Company entered into a film finance agreement under which a lender loaned the Company $505,000 for co-production of the film “Daughter of God”.  The proceeds from the promissory note (see Note 6) were invested in the film "Daughter Of God” which is included as a cost investment within other assets in the accompanying balance sheet.  For this investment, our financiers are to receive their money back plus 20% interest prior to any profits, if any, being distributed. We will receive 6.65% of the profits thereafter from the film and the funding source, operating as Remark Pictures, will receive 6.65% of the profits.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	February 28, 2015	November 30, 2014
Accrued interest	$ 158,096	$ 125,395
Accrued consulting fees	91,000	91,000
Accrued payroll taxes on CEO’s compensation	179,461	170,461
Accrued auto allowances due CEO	43,705	40,706
Total accrued liabilities	$ 472,262	$ 427,562

Accrued interest represents interest on a long-term loan from a related party, and the interest on a short term notes payable to external parties.  Accrued consulting fees are for scriptwriters and a film consultant.

Based on the CEO’s employment agreement, the Company accrues $30,000 per month for gross wages, while the CEO receives payments at various times only as cash becomes available. During the quarter ended February 28, 2015, the Company paid $53,650 in cash to the CEO, charging the payment to accrued salary. The CEO’s compensation is required to be reported on Internal Revenue Service (IRS) Form W-2; however, the Company has made no such reporting and has not withheld any amounts from cash payments made.  Payroll taxes are accrued for the CEO’s salary to properly reflect the amount of expense related to his compensation, which includes the contemplation of penalties and interest.  In the event the IRS audits the Company, it will likely be liable for certain taxes, penalties and interest.

The Company entered into an employment agreement as of February 3, 2012 with its former Chief Financial Officer, which provided for a base salary of $90,000 per year, payable monthly, on a month-to-month basis. The Company will pay these wages only as cash becomes available. The agreement was terminated on August 31, 2013 and no wages have been paid to date.

On August 8, 2014, the CEO converted $371,429 in accrued salaries into 185,714,250 shares at a price of $0.002 per share.

Accrued payroll is as follows:

	February 28, 2015	November 30, 2014
Accrued and unpaid compensation due CEO	$ 557,938	$ 521,404
Accrued and unpaid compensation due CFO	118,125	118,125
Total accrued payroll	$ 676,063	$ 639,529

NOTE 6- BORROWINGS

Short-Term Debt

(A)	Related Parties

On August 31, 2012, the Company’s former Chief Financial Officer made an interest free demand advance of $30,000 to provide working capital, which remains outstanding at February 28, 2015. The Note was recorded at its estimated fair value of $27,778 at the acquisition date, and imputed interest was being accreted to non-cash interest expense to the maturity date, using an 8% interest rate.  No demand for payment has been made and the note remains unpaid.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 6- BORROWINGS (continued)

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

During the three months ended February 28, 2015, the Company incurred and accrued $3,370 in interest expense, respectively, related to this short-term debt. As of February 28, 2015, the Company has accrued a total of $56,970 of interest expense related to these notes.

B)	Film Finance Agreement

On May 11, 2012, the Company entered into an agreement with Coral Ridge Capital Partners, LLC (“CRCP”) under which CRCP agreed to provide $300,000 in equity financing towards the production of the motion picture currently entitled “End of the Gun” (the "Picture"). The initial $100,000 under this agreement was paid on June 12, 2012.    While it was the Company’s intent to commence filming of the Picture by September 1, 2012, certain casting delays postponed the commencement date. On January 25, 2013 the Company received a written notice of termination of agreement from CRCP.  The termination was detrimental to the funding process. Accordingly, the Company has included the $100,000 advance within short-term debt and has accrued interest payable of $32,449 through February 28, 2015.  Subsequently, the Company hired a new director, made new distribution deals for North America and international and hired Steven Seagal to star. The picture is currently in pre- production at the Castel Studios in Romania and has a start date of late August 2015. The Company is proceeding to arbitration regarding any amounts due and the arbitration proceeding originally scheduled for August 2014, has been rescheduled for late summer 2105.  Through February 28, 2015, we have incurred cumulative expenses, both directly and indirectly, in excess of the initial funding in connection with the Picture, which have been recorded previously within operating expenses.

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

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 6- BORROWINGS (continued)

In addition, the lender was granted a warrant to purchase up to 1,262,500,000 shares of common stock at a conversion price of $0.0003 per share for a period of five years, subject to appropriate adjustment for certain capital changes. As of February 28, 2015, the remaining principal balance and interest is $521,935.

With the funds from the above note, the Company invested in the film, "Daughter Of God” which is included as a cost investment within other assets in the accompanying balance sheet.  For this investment, our financiers are to receive their money back plus 20% interest prior to any profits, if any, being distributed. We will receive 6.65% of the profits thereafter from the film and the funding source, operating as Remark Pictures, will receive 6.65% of the profits.

Short-term Convertible Debt with Ratchet Provisions

(A)	Short-term Convertible Debt

On March 1, 2012, May 9, 2012, July 9, 2012, September 14, 2012 and September 28, 2012 the Company borrowed $10,000, $32,500, $30,000, $22,500 and $10,000, respectively (for a total of $105,000), from external parties for use as operating capital. See below for additional advances made by this party during the year ended November 30, 2013.  The parties entered into convertible notes payable agreements, which make the Company liable for repayment of the principal and 8% annual interest by the various agreements’ expiration dates which range between October 6, 2012 and June 28, 2013.  If a default is called by the lender (which occurred as noted below) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. A portion of the notes has been converted and, as of February 28, 2015, approximately $569 in principal and interest remain outstanding.

During December 2012, the Company issued an 8% convertible promissory note to raise $40,000 to pay legal services owed. The Note matured on September 21, 2013, and any unpaid principal or interest at that date accrues interest at the default rate of 22% annually. The note may be converted into common stock, at 41% discount off the average of the lowest three (3) trading prices for the Company’s common stock within the ten (10) days preceding the conversion, at any time after 180 days from the issuance date until the maturity date, or, if later, until paid. A portion of the notes has been converted and, as of February 28, 2015, approximately $42,934 in principal and interest remain outstanding.

On February 24, 2014, the Company issued a 10% convertible promissory note in the aggregate principal amount of $25,000.  The note has a maturity date of February 24, 2015. The note is convertible into shares of our common stock at a conversion price of the lesser of $0.001 or fifty percent (50%) of the lowest trading day price during the twenty (20) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender (which occurred as noted above) after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. On February 28, 2015, the note was partially converted through the issuance of shares of common stock leaving a remaining principal and interest outstanding of $19,775 as of February 28, 2015.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 6- BORROWINGS (continued)

On February 24, 2014, the holder of the $200,000 note agreed to sell up to $100,000 in principal of the convertible note to an unrelated third party, with $50,000 of principal to be acquired at that time, and an additional $50,000 in principal to be acquired on or before August 14, 2014.

The Company agreed to restate that portion of the original note party in a new convertible note due February 25, 2015 with interest due at maturity at 10 percent, and convertible at the election of the holder into common stock at the lower of $0.01 or fifty percent of the lowest trading price of the stock for the previous 20 consecutive trading days.  The same third party also invested an additional $25,000 in a new promissory note, on the same terms and both transactions closed in March 2014.  Due to the change in the terms of the replacement note, for accounting purposes only, the partial purchase of the note has been treated as the payment of that portion of the old note and the issuance of a new note for the new principal amount.  The second installment purchase of an additional $50,000 in principal of the original note was not exercised. During the three months ended February 28, 2015, the note was partially converted through the issuance of shares of common stock leaving a remaining principal balance of $35,476 as of February 28, 2015.

On March 1, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $30,000 to pay payables that were owed.  The note has a maturity date of March 31, 2015. The note is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the lowest closing price per share during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. As of February 28, 2015, approximately $32,691 in principal and interest remain outstanding.

On March 24, 2014, the Company issued a 10% convertible promissory note in the aggregate principal amount of $26,500.  The note has a maturity date of March 24, 2015. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest closing bid during the fifteen (15) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. The remaining principal and interest balance on this note is $29,012 as of February 28, 2015.

On March 24, 2014, a second unrelated party agreed with the original note holder of the $200,000 note to purchase up to $100,000 in note principal and $5,000 in accrued interest and also agreed to invest an additional $26,500 in the Company.  Under the terms of the agreement, the third party agreed to purchase the $105,000 in principal and accrued interest in three installments, with $42,000 due at signing, $31,500 due 45 days thereafter, and a final $31,500 due 45 days after the second installment payment. The Company agreed to restate the portion of the original note acquired by the third party and to issue a new convertible note in the amounts of $42,000, due March 24, 2015, with interest due at maturity at 10 percent, and convertible at the election of the holder into common stock at fifty percent of the lowest closing bid price of the stock for the previous 15 consecutive trading days.  Due to the substantial change in the terms of the replacement note, for accounting purposes only, the partial purchase of the note has been treated as an extinguishment of that portion of the old note and the issuance of a new note for the new principal amount.  The actual closing and funding of the initial transaction occurred on May 4, 2014. The second and third installments were not made. The note was partially converted into shares of common stock leaving a remaining principal balance of $15,177 as of February 28, 2015.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 6- BORROWINGS (continued)

On May 16, 2014, the Company issued a 10% convertible promissory note in the aggregate principal amount of $50,000.  The note has a maturity date of August 16, 2015. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest closing bid during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. The remaining principal and interest balance on this note is $53,959 as of February 28, 2015.

On June 1, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $30,000 to pay payables that were owed.  The note has a maturity date of June 30, 2015. The note is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the lowest closing price per share during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. The remaining principal and interest balance on this note is $31,928 as of February 28, 2015.

On August 11, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $103,500.  The note has a maturity date of August 13, 2015. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest three (3) trading prices during the thirty (30) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. The remaining principal balance on this note is $81,014 as of February 28, 2015.

On September 1, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $30,000 to pay payables that were owed.  The note has a maturity date of September 30, 2015. The note is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the lowest closing price per share during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. As of February 28, 2015, approximately $31,340 in principal and interest remain outstanding.

On December 1, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $30,000 to pay payables that were owed.  The note has a maturity date of December 31, 2015. The note is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the lowest closing price per share during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. As of February 28, 2015, approximately $30,598 in principal and interest remain outstanding.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 6- BORROWINGS (continued)

On January 19, 2015, the Company issued a 10% convertible promissory note in the aggregate principal amount of $31,500.  The note has a maturity date of January 9, 2016. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest closing bid during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. The remaining principal and interest balance on this note is $32,026 as of February 28, 2015.

On February 26, 2015, the Company issued a 10% convertible promissory note in the aggregate principal amount of $15,000.  The note has a maturity date of February 26, 2016. The note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the lowest closing bid during the ten (10) trading days immediately preceding a conversion date at any time from the issuance date until the maturity date. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 22% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, as well the principal balance is increased by 50% of the face amount of the note deemed in default. The remaining principal and interest balance on this note is $15,123 as of February 28, 2015.

The Company discounts the notes by the fair market value of the derivative liability upon inception of each note. These discounts are accreted back to the face value of the notes over the note term using the effective interest method.

Former Related Party Debt

At November 30, 2013, the Company had convertible notes totaling $453,061 due to a former affiliate and significant stockholder of the Company. The notes were convertible into common shares, based on $40 to $80 share price, most of which were at the higher price.  The convertible notes bore interest at 6% per annum and were due May 31, 2015.   As of November 30, 2013, the Company had accrued $109,304 of interest expense related to these notes. In May 2014, these notes were sold to an unrelated party and restated in a single note dated May 16, 2014 in the amount of $573,982, due May 16, 2015 with interest at 10 percent due at maturity, and convertible into common stock at 50 percent of the lowest closing bid price for the stock for any of the ten prior trading days. During the three months ended February 28, 2015, the note was partially converted through the issuance of shares of common stock leaving a remaining principal balance of $462,243 as of February 28, 2015.

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

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 6- BORROWINGS (continued)

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

As of February 28, 2015 and November 30, 2014, the Company has outstanding principal amounts on short term convertible debt, excluding unamortized discount, of $1,352,167 and $1,374,508, respectively. At the inception of these notes, they were fully discounted due to the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note on an effective interest method are $446,134 and $859,483 as of February 28, 2015 and November 30, 2014, respectively. For the three months ending February 28, 2015 and 2014, interest expense from accretion of the discount, including converted notes, was $402,751 and $641,449, respectively.

Aggregate derivative liabilities associated with remaining convertible notes were $4,752,082 as of February 28, 2015 and $4,263,200 as of November 30, 2014. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a net loss in fair value of derivative liability of $673,957 during the three months ended February 28, 2015 and a net loss in fair value of derivative liability of $821,796 for the three months ended February 28, 2014.

The range of inputs used to calculate derivative liabilities noted above were as follows:

	February 28, 2015	November 30, 2014
Annual dividend rate	0.0%	0.0%
Expected life (years)	.01 – 1.01 years	.01 – 1.1 years
Risk-free interest rate	.03% - .16%	.01% - .10%
Expected volatility	431.20% - 536.5%	431.3% - 537%

 Long-term Convertible Debt

On March 31, 2011, the Company borrowed $200,000 from an external party for use as operating capital.  The parties entered into a long-term convertible note agreement, which makes the Company liable for repayment of the principal and 2% annual interest by the agreement’s expiration date of December 28, 2014.  Beginning September 27, 2011, the note is convertible into shares of our common stock at a fixed conversion price of $16.00 per share. As a result, the Company will be liable to issue up to 12,500 shares common stock upon conversion.  Based on a $22 closing price on the day of note agreement, we recorded a discount of $75,000 as a result of the beneficial conversion feature (“BCF”). As such, the Company discounted the note by the value of the BCF upon inception of the note.   During the three months ended February 28, 2015, interest expense from accretion of the discount was $2,068, leaving a remaining discount of $0.  The discount being amortized approximates the effective interest method over the term of the note.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

Note 7 – COMMITMENTS AND CONTINGENCIES

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

On October 5, 2010, the Company entered into an indirect guarantee of the indebtedness in which the Company guaranteed any shortfalls in repayment of the $850,000 of debt related to the investment provided by Wet Rose up to an amount not to exceed $250,000. The financing from Wet Rose becomes due and payable at a date which is 30 months after first release of the film Carjacked. The film was released on November 22, 2011 and accordingly a payable may become due in approximately 21 months on May 22, 2014. As of August 31 2012 and November 30, 2011, management evaluated the guarantee liability under ASC 460-10 – “Guarantees” and ASC 450-20 – “Loss Contingencies” by reviewing the projected ability of the Carjacked film to repay the obligation under contract to determine if there is a probable chance of a default, and if so, provides a reasonable estimate for losses. As of February 28, 2015, management believed that past performance and current projections indicate that full repayment to Wet Rose was not probable. According, Management reserved the entire $250,000 as a liability, including the $50,000 “guarantor fee” due the Company upon close of production funding, as a stand-ready obligation liability.

Note 8 - STOCKHOLDER'S DEFICIT

During the three months ended February 28, 2015, approximately $103,210 of convertible debt and related accrued interest thereon was converted into 1,882,693,300 shares common of stock.  In connection with those conversions, approximately $253,943 was recorded to additional paid-in capital for extinguishment of derivative liabilities related to these conversions. See Note 5 relating to outstanding debt and derivative liabilities.

NOTE 9 – INCOME TAXES

We have identified our U.S. Federal tax returns as our “major” tax jurisdiction, and our corporate offices are located in California.  The United States Federal return years 2011 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by various State agencies for the years ended 2010 through 2014 and currently does not have any ongoing tax examinations. The Company has had losses to date, and therefore has paid no income taxes. The Company has not filed tax returns for the fiscal year 2011, 2012, 2013 and 2014.

The difference between the federal rate of approximately 34% and the actual rate is due to nondeductible stock and accrued compensation, changes in derivative liabilities.

MASS HYSTERIA ENTERTAINMENT COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

Note 10 - SUBSEQUENT EVENTS

Location filming on “End Of The Gun” starring Steven Seagal, begins August 24, 2015 at the Castel Studios in Bucharest, Romania.

The Company has signed an Executive Producer agreement on 55 Steps, to be directed by Bille August who has won the Cannes Film Festival's prestige's Palme d' Or Award twice.

The Company has signed a producer agreement on Tiger, to be directed by Alister Grierson who directed Sanctum that grossed $108,000,000 dollars at the box office. The Company is in negotiations with Mickey Rourke to star.

The Company has picked up an option on The Timothy Hill Ranch, to be directed by Cole Claassen.

The Company converted $237,218 of principal and interest into 4,743,097,272 common shares. As a result of the post-February 28, 2015 issuances, there were 8,505,686,562 common shares issued and outstanding at August 12, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2015.

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

As we reported earlier in the quarter, the Company has changed its mandate to concentrate on film financing and producing. To that end, the Company has committed resources and off-balance sheet funding to co-finance Daughter Of God, a film starring Keanu Reeves that commenced photography October 27th in New York. The Company’s new direction includes reviewing numerous projects to co-finance and produce. Our goal is to create a portfolio and to invest in a slate of interesting, commercial and star driven projects over the next 12 months.

Currently, we are in development with Lionsgate on a reality series entitled, Ball and Chain. We recently closed a development deal with Sony Picture’s faith based label, Affirm Pictures, to develop a script from a novel Affirm has acquired the rights to entitled, The Devil In Pew Number Seven.  The Company has engaged Steve Armour to write a screenplay adaptation based on the novel. Should the film be produced based on the script we fund, the Company’s CEO, Daniel Grodnik will produce the picture. Mr.  Grodnik is also an Executive Producer on a new action movie entitled “Bus 657” that commenced photography October 13, 2014 in Mobile, Alabama starring Robert DeNiro and Dave Batista. The picture is being produced by the Emmett/Furla Company. We have obtained production funding and will begin production of End of a Gun on location in Romania in August, 2015.

 The mobile app we have been developing will allow audiences to interact with theatrical movies and will provide a unique immersive quality that can offer each audience member a customizable and sharable experience. We terminated our relationship with a software development group to develop the app under the name SideKick™ and instead need to retain a new software developer to assist in developing the software under our own trade name in the near future. Due to our change in focus, the app is no longer our main focus, although we intend to continue our development activities. The Company has not yet retained a new software developer.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2014

We had no revenue for the three months ended February 28, 2015 and 2014.  The lack of revenue in both periods is due to the establishing and operationalization of our business plan.  As we begin to meet our business plan goals, we expect to generate revenue in the future. In the period from August 5, 2009 to date, we have assembled our management team, developed its intellectual property, and are continuing to implement our marketing strategies.   Mass Hysteria intends to create movies that take advantage of traditional revenue streams that are still viable, and at the same time, identifying those revenue streams that will define new media's involvement in the film business such as downloading applications to smart phones that will allow the theater-goer to "participate" with the on-screen experience. Our plan is to combine these entertainment experiences into an alternative theatrical experience for young adults. We expect to license and further develop our own mobile applications in the future, depending on our ability to raise capital and/or generate additional sources of revenues.

For the three months ended February 28, 2015, we had general and administrative expenses of $157,391; interest expense of $442,744, excess fair value of derivative of $81,555, and loss in fair value of derivative liability of $673,957. For the three months ended February 28, 2014, we had general and administrative expenses of $253,087; interest expense of $34,928, and loss on fair value of derivative liability of $821,796. Whereas general and administrative expenses are relatively consistent period over period, interest expense is a function of debt issued and accretion of discounts recognized that are unique to the period based on borrowings. In addition, the change in fair value of derivative liabilities changes period to period based on changing variables included in the Black Scholes option pricing model including the stock price on the day of valuation and the related effective conversion price.

We had a net loss of $1,355,647, for the three months ended February 28, 2015, as compared to a net loss from of $1,109,811, for the three months ended February 28, 2014. The primary reasons for the increased net loss are due to the loss on excess fair value of derivative liability noted above and increased interest expense due to accretion of debt discounts.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $540,472 as of February 28, 2015, consisting of $29,122 in cash, $1,200 in lease deposits, $5,000 in prepaid expenses, $500,000 investment in movie, and $5,150 in capitalized film costs. We had a working capital deficit of $7,543,737.

We had total liabilities of $7,680,859 of February 28, 2015, consisting of current liabilities, which included $217,970 of accounts payable; accrued liabilities of $472,262; accrued payroll of $676,063; short-term debt of $297,449; short-term convertible debt, net of discount of $906,033; a stand ready obligation of $250,000; derivative liability of $4,752,082; and convertible long-term debt of $108,000.

We had a total stockholders’ deficit of 7,140,387 as of February 28, 2015, and an accumulated deficit as of February 28, 2015 of $16,871,526.

We had $78,858 in net cash used in operating activities for the three months ended February 28, 2015, which included $1,355,647 in net loss, $402,749 in amortization of discount on short-term debt, and changes in operating assets and liabilities totaling $118,526. We also had a $673,959 change in fair value of derivative liability, and a loss on excess of derivatives of $81,555. We had $45,000 provided by investing activities from proceeds for script costs. We had $46,500 provided by financing activities from proceeds from convertible debt.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None during the quarter ended February 28, 2015 except for the referenced arbitration proceeding regarding the Coral Ridge agreement, originally scheduled for August, 2014, but postponed to a date still to be determined due to on-going settlement discussions.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 5 of our Annual Report on Form 10-K for the year ended November 30, 2014 filed March 17, 2015.
2.

During the quarter ended February 28, 2015, we issued 1,882,693,300 shares of common stock upon conversion of convertible notes. The aggregate principal and interest amount of this note that was converted was $103,208. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

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

Dated: August 14, 2015	Mass Hysteria Entertainment Company, Inc.

	By:	/s/ Daniel Grodnik
Daniel Grodnik, Chief Executive and Financial Officer